Form 10-Q
period 2014-12-31
ASTERIKO CORP.
filed 2015-02-23
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File No. 333-197692


                                 ASTERIKO CORP.
             (Exact name of registrant as specified in its charter)

          Nevada                                    2590                             37-1757067
(State or Other Jurisdiction of          (Primary Standard Industrial              (IRS Employer
Incorporation or Organization)              Classification Number)              Identification Number)

                                   Ilia Tomski
                               President/Secretary
                         616 Corporate Way, Suite 2-6834
                            Valley Cottage, NY 10989
                            Telephone: (845) 512-5020
                               Fax: (647) 795-8676
                         E-mail: asteriko.corp@gmail.com
                        Web Site: http://www.asteriko.com
          (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of December 31, 2014
      -----                                  -----------------------------------
Common Stock: $0.001                                       5,880,000

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       22

   Item 4. Controls and Procedures.                                           22

PART II - OTHER INFORMATION

   Item 1. Legal Proceeding.                                                  23

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       23

   Item 3. Default Upon Senior Securities.                                    23

   Item 4. Mine Safety Disclosures.                                           23

   Item 5. Other Information.                                                 23

   Item 6. Exhibits.                                                          23

Signatures                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ASTERIKO CORP.
                                 Balance Sheets

                                                                           December 31,        June 30,
                                                                              2014               2014
                                                                            --------           --------
                                                                           (unaudited)
ASSETS

Current Assets
  Cash                                                                      $ 11,541           $ 10,000
  Accounts Receivable                                                             --                713
                                                                            --------           --------
Total Current Assets                                                          11,541             10,713
                                                                            --------           --------
Tools and Equipment
  Tools and Equipment                                                            688                688
  Accumulated Depreciation                                                       (80)               (11)
                                                                            --------           --------
Tools and Equipment, Net                                                         608                677
                                                                            --------           --------

Total Assets                                                                $ 12,149           $ 11,390
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                          $     --           $  2,500
  Advances from Stockholder                                                    6,564              6,484
                                                                            --------           --------
Total Current Liabilities                                                      6,564              8,984
                                                                            --------           --------
Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 75,000,000 shares authorized;
   5,880,000 and 5,000,000 shares issued and outstanding, respectively         5,880              5,000
  Additional paid-in capital                                                   7,920                 --
  Deficit accumulated during the development stage                            (8,215)            (2,594)
                                                                            --------           --------
Total Stockholders' Equity (Deficit)                                           5,585              2,406
                                                                            --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                        $ 12,149           $ 11,390
                                                                            ========           ========

               See accompanying notes to the financial statements.

                                 ASTERIKO CORP.
                            Statements of Operations


                                                For the              For the
                                               Six Months          Three Months
                                                 Ended                Ended
                                               December 31,         December 31,
                                                  2014                 2014
                                               ----------           ----------
                                               (Unaudited)          (Unaudited)

Revenue                                        $      569           $       --

Operating Expenses
  Professional Fees                                 5,848                2,180
  General and Administrative Expenses                 342                  201
                                               ----------           ----------
      Total Operating Expenses                      6,190                2,381
                                               ----------           ----------
Loss before Income Tax Provision                   (5,621)              (2,381)

Income Tax Provision                                   --                   --
                                               ----------           ----------

Net Loss                                       $   (5,621)          $   (2,381)
                                               ==========           ==========
Net Loss per Common Share
  Basic and Diluted                            $    (0.00)          $    (0.00)

Weighted average common shares outstanding
  Basic and Diluted                             5,090,448            5,180,864


               See accompanying notes to the financial statements.

                                 ASTERIKO CORP.
                        Statement of Stockholders Equity
                     For the Period ended December 31, 2014
                                   (Unaudited)

                                     Common stock
                                   par value $0.001                                           Total
                                -----------------------      Additional                    Stockholders'
                                Number of                     Paid-in      Accumulated        Equity
                                 Shares          Amount       Capital        Deficit         (Deficit)
                                 ------          ------       -------        -------         ---------
April 17, 2014
(inception)                            --       $     --     $     --      $      --         $     --

Issuance of common
 shares for cash upon
 formation                      5,000,000          5,000                                        5,000

Net Loss                                                                      (2,594)          (2,594)
                               ----------       --------     --------      ---------         --------

Balance June 30, 2014           5,000,000          5,000                      (2,594)           2,406

Issuance of common shares
 for cash at $0.01 per
 share in December 2014           880,000            880        7,920                           8,800

Net Loss                                                                      (5,621)          (5,621)
                               ----------       --------     --------      ---------         --------

Balance, December 31, 2014      5,880,000       $  5,880     $  7,920      $  (8,215)        $  5,585
                               ==========       ========     ========      =========         ========

               See accompanying notes to the financial statements.

                                 ASTERIKO CORP.
                             Statement of Cash Flows

                                                                Six Months Ended
                                                                  December 31,
                                                                      2014
                                                                    --------
                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (5,621)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation expense                                                 69
  Changes in operating assets and liabilities:
     Accounts receivable                                                 713
     Accounts payable                                                 (2,500)
                                                                    --------
NET CASH USED IN OPERATING ACTIVITIES                                 (7,339)
                                                                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of computer equipment                                     (692)
                                                                    --------
NET CASH USED IN INVESTING ACTIVITIES                                   (692)
                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholder                                               80
  Proceeds from sale of common shares                                  8,800
                                                                    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              8,800
                                                                    --------

NET CHANGE IN CASH                                                     1,541

Cash - beginning of reporting period                                  10,000
                                                                    --------

Cash - end of reporting period                                      $ 11,541
                                                                    ========
Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                          $     --
  Income Taxes                                                      $     --


               See accompanying notes to the financial statements.

                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND OPERATIONS

ASTERIKO CORP.

Asteriko Corp. (the "Company") was incorporated on April 17, 2014 under the laws of the State of Nevada. The Company provides customers with unique and innovative solutions for their decorative needs. The company's initial product is lattice panels designed for suspended ceilings.

NOTE 2 - SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended June 30, 2014 and notes thereto contained in the Company's Registration Statement on Form S-1, which was declared effective on December 11, 2014.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

FISCAL YEAR-END

The Company elected June 30 as its fiscal year ending date.

USE OF ESTIMATES AND ASSUMPTIONS AND CRITICAL ACCOUNTING ESTIMATES AND
ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were as follows:

     (i) ASSUMPTION AS A GOING CONCERN: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
     (ii) FAIR VALUE OF LONG-LIVED ASSETS: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
     (iii) VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and
          (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company's long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

TOOLS AND EQUIPMENT

Tools and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) to seven (7) years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

RELATED PARTIES

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company;
(f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

DEFERRED TAX ASSETS AND INCOME TAX PROVISION

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

TAX YEARS THAT REMAIN SUBJECT TO EXAMINATION BY MAJOR TAX JURISDICTIONS

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

EARNINGS PER SHARE

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at December 31, 2014.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic
915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "PRESENTATION OF FINANCIAL STATEMENTS--GOING CONCERN (SUBTOPIC 205-40):
DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the FINANCIAL STATEMENTS ARE ISSUED (or within one year after the date that the FINANCIAL STATEMENTS ARE AVAILABLE TO BE ISSUED when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the FINANCIAL STATEMENTS ARE ISSUED (or at the date that the FINANCIAL STATEMENTS ARE AVAILABLE TO BE ISSUED when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term PROBABLE is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

     a. Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)
     b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
     c. Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is SUBSTANTIAL DOUBT ABOUT THE ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

     a. Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern
     b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
     c. Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "PRESENTATION OF FINANCIAL STATEMENTS--GOING CONCERN (SUBTOPIC 205-40): DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN ("ASU 2014-15").

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support the Company's daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - TOOLS AND EQUIPMENT

(i) IMPAIRMENT

The Company completed its annual impairment testing at its fiscal year end and determined that there was no impairment as the fair value of tools and equipment, exceeded their carrying values at June 30, 2014.

(ii) DEPRECIATION EXPENSE

The Company acquired tools and equipment on May 25, 2014 and started to depreciate as of June 1, 2014. Depreciation expense was $69 for the reporting period ended December 31, 2014.

NOTE 5 - STOCKHOLDERS' EQUITY

SHARES AUTHORIZED

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

COMMON STOCK

Upon formation the Company sold 5,000,000 shares of common stock to the officer and director of the Company at $0.001 per share, or $5,000 in aggregate for cash.

In December 2014, the Company sold 880,000 shares of common stock to 11 stockholders at $0.01 per share, or $8,800 in aggregate for cash.

NOTE 6 - RELATED PARTY TRANSACTIONS

RELATED PARTIES

Related parties with whom the Company had transactions are:

Related Parties                  Relationship
---------------                  ------------

 Ilia Tomski                President and Director

FREE OFFICE SPACE

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through December 31, 2014, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a development stage company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, small batch manufacturing and promoting our new technology. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their decorative needs. Our initial product is lattice panels designed for suspended ceiling. These panels will dynamically change the color of their surface with the change of the viewing angle and / or the type of illumination. Our aim is to develop Asteriko Corp. in phases. The first phase of development will focus on design solutions. The second phase will be manufacturing. We have identified our target market and obtained initial funding of $10,000 from Mr. Tomski (our President and Director). We will require additional funding in order to pursue our business objectives; there is no guarantee that we will be successful in this regard.

Asteriko Corp. was incorporated in the State of Nevada on April 17, 2014. Our offices are located at 616 Corporate Way, Suite 2-6834, Valley Cottage, NY 10989.

PRODUCT

Our initial product will be color changing lattice panels designed for suspended ceiling.

The idea of color changing surfaces is not new. Color decomposition of reflected light also known as refraction combined with light interference is a known effect and is used in automotive industry for development of special paints.

Our approach is to achieve similar results using different and more cost effective technology. This approach is based on ability of an average human eye to blend reflected lights and view them as a single color. The type of color depends on combination of base colors (red, blue, and green) in the reflection. All color TVs use similar principle to achieve multicolor effect. The main difference with our proposal is that TV generates light whereas we use the surface reflection. Only select material can be used to achieve this effect the surface of the material should have special geometrical figures on a small level and each painted with at least 3 different colors.

Prior to creating Asteriko Corp. our President has done many experiments and discovered that simple 3D transparent rectangular grid structure could act as a color changing decorative element by simply applying different colors to different faces of the 3D grid. Viewed from different angles, such structure appears to have not only different but also dynamically changing color depending of the viewpoint of the observer.

The grid density and the height of each individual rectangular cell defines the light transparency of the element, if back lit, as well as the sensitivity of the color shifting to a different viewing angle. Desired color changing effects can also be achieved through the application of directional spray painting to randomly oriented micro-surfaces.

We are beginning to experiment with rigid and soft foam. It is our understanding that foam sheets of 0.5" to 1.0" thick, rigid or soft, could be made as 3D lattices of adjacent polygons, much like certain types of packing foam. Having painted each face of the polygon into different color will create desired color changing illusion if viewed from different directions.

Our plan is to carry out a phased approach in establishing and developing Asteriko Corp. The first phase will focus on developing and refining design solutions and producing samples The second phase will be production and manufacturing.

Phase one:

     a) select the most effective way to make a given surface to change its color
     b)   identify the materials to be used
     c) manufacture and sell small batches of different materials such as ceiling panels as a proof of concept to see if our products generate interest

     d)   enhance directional spray painting process to achieve better quality
     e)   document the technological process and our "know how"

Phase two:

     a)   advertise our product and technology
     b) negotiate with suppliers and manufacturers of the foam panels of desired geometry. Currently suppliers such as Clark Foam Products Corp. and several others all capable of manufacturing an initial monochromatic 3D foam lattices
     c)   establish distribution network
     d) expand our technology to other materials used for surface decorations capitalizing the basic working principle of the 3D rectangular color changing grid

In case of successful growth of our business, necessary funds will be available through operating profits to further optimize present technique for making color changing rectangular lattices and foam panels as well as establishing proper manufacturing. It will also be possible to start producing samples of color changing ceramic or stamped metal tiles.

TARGET MARKET AND CLIENTS

The main target market for our products and services will include retail and commercial establishments where unique and original appearance is an integral part of their success. We will also provide design solutions and materials to the residential sector.

Our potential customers will be in the following potential sectors:

First Phase:

     *    Building contractors and industrial design and architecture companies
     *    Home owners for new builds or renovations

Future phases:

     *    Retail establishments e.g. boutique and specialty stores
     * Commercial establishments including restaurants, night clubs, theaters, hotels and fitness clubs
     * Geographically at the initial stage of our development we'll target the North American markets

SOURCE OF REVENUE

Our main source of revenue will initially be the sales of design solutions to the house and building designers and constructors i.e.:

     1. Design of color-shifting suspended ceiling panels to customer-provided specifications
     2. Consulting on application and integration of our panels into customer interior or exterior design.

Additional revenue stream expected to come from manufacturing of color-shifting suspended ceiling surfaces for home owners as well as retail and commercial establishments in the future.

COMPETITION AND COMPETITIVE STRATEGY

There is a small number of potential competitors that provide some elements of what Asteriko Corp., will offer to its customers. However, no direct competition exists since the product that our company develops is unique to design and construction industry. It uses innovative technological solution that is low cost and economical.

Several differences in application arise when comparing our technology to color changing paint technology as well as some colored light arrangements. The main difference in application is simplicity as one can imagine the installation of a ceiling panel or wall panel compared to painting or running electricity. No major surface preparation is required. Another significant difference is flexibility of installation in terms of design and final appearance. Taking rectangular grid ceiling panel as example, not only various ornamental combinations could be applied right at the customer site but also customer is left with the ability to adjust and even entirely change the appearance of the ceiling by rotating and relocating individual panels.

There is also a difference in application of our innovative technology. Once we fully launch operations we expect to compete successfully on a basis of price, quality and novelty of our product.

Currently, our competitive position within the industry is negligible in light of the fact that we have just recently started our operations.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We believe that our President's industry experience and connections will enable us to develop the various aspects of the business. Mr. Tomski has experience with design and engineering of products and creating promotion and marketing packages. While working as Research Scientist and Industrial Post Doctoral Fellow for Ionics Mass Spectrometry Group Inc., Mr. Tomski (in addition to his main duties as research scientist) has been actively involved in promoting the company products through installations, demonstrations and training provided to existing and potential customers around the world. He also promoted company's products through onsite and offsite presentations and industrial conferences. Throughout his career Mr. Tomski has been involved in design and manufacturing of hi-tech industrial equipment such as high vacuum systems for utilization in particle accelerator applications in general and for Accelerator Mass Spectrometry application in particular. Mr. Tomski has hands on experience in design, manufacturing and operation of ion optical elements such as atmospheric pressure to vacuum sampling interface, ion guides, ion collision cells that are vital components of commercial mass spectrometers for bio-medical applications. Mr. Tomski has also been involved in design and manufacturing of cryogenic systems for commercial superconducting gravity gradiometer; this includes design and manufacturing of superconducting electrical circuits and gradiometer sensor components.

Currently he oversees design and manufacturing of superconducting gravity gradiometer sensor in the start-up company targeting major land exploration and natural resources surveying.

We believe there are no constraints on the sources or availability of products, materials and supplies related to the production of suspended panels.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

At this stage we sell small number of panels as a proof of concept to test the market reaction to our product. We currently have 4 customers and plan to extend our offer in the near future. Our products are applicable to a wide range of customers from individual home owners to commercial construction companies. We believe because of the potentially broad base of customers for our services, we will not rely on one or few major customers. Our initial contract with "Glik-Art" was created to attract new customer with 20% discount for a period of 6 months. Due to different needs of the clients we cannot in advance include in the contract specific materials or design. For each specific order we disclose the type of materials to be used, design specifications and labor rates. Currently we don't have special relationships with these customers, other than contract with "Glik-Art" offering 20% discount for 6 month. Any customer may purchase our product based on their needs.

PLAN OF OPERATIONS

We anticipate that our legal and accounting fees will increase to $9,500 over the next 12 months as a result of becoming a reporting company with the SEC.

We have completed few small projects as a proof of concept to verify that our products can generate customer interest.

Below is the summary of our business plan (Scenario 1 - 25% of our offering is sold) that includes the following activities and expenditures:

Month 1

1. Prepare high level solution design for three different types suspended ceiling panels- $500.
     a.   Grid type transparent panel
     b. Foam base panel and semitransparent LED backlit foam color shifting panel
     c.   3D lattice panel
2.   Purchase accounting software - $1,000
3.   Develop company website - $800

Month 2

1.   Purchase design software - $1,000
2. Prepare detailed design for the 1st type of suspended ceiling panel: grid type - $500
     a.   Low density grid
     b.   High density grid
     c.   Variable density grid
     d.   Develop color pallets for grid type panel
3.   Finalize variable angle spray-painting process
4.   Start online and website advertisement
     a.   Promote the new grid panel on the website
     b. Distribute online banners and add our website URL to search engines, e.g. Google - $200

Month 3

1. Initiate detailed design for the 2nd type of suspended ceiling panels: foam base - $500
     a. Finalize conceptual designs for semitransparent LED back-lit color-shifting ceiling panels.
     b.   Start sourcing adhesives and clamps for foam board attachments.
     c.   Finalize multi-angle spray painting process for foam application
     d.   Start preparing engineering drawings.
2.   Continue web advertisement
     a.   Update website with the foam base panel $100
     b.   Continue Google advertisement $200

Total 1st quarter: $4,800

Month 4

1. Initiate detailed design for the 3rd type of suspended ceiling panels: 3D lattice - $500
     a. Select different materials for potential application to manufacturing of 3D lattice color -shifting ceiling panels: high-density foam and molded plastic
     b. Adopt panel design to existing commercially available mounting systems.
     c.   Start preparing detailed engineering drawings
2.   Continue marketing campaign online and on the Company website $100
3. Prepare promotional printed materials and advertisements: marketing brochures - $300

Month 5

1. Continue detailed design 3rd type of suspended ceiling panels: 3D lattice - $500
     a.   Finalize material selection for the initial set of panels
     b. Color-shifting interlocking panels, start developing patterns and color pallets
2.   Continue marketing campaign on the website and online - $100
3.   Print and distribute advertisement materials to prospective customers $300
3.   Prepare presentation for prospective customers - $500

Month 6

1. Acquire sample paint and necessary tools to produce product samples: grid type panels - $1,000
2. Using our own premises, setup workshop for producing samples: grid type panels $1,000
3.   Print more sales literature : marketing brochures $200
4. Contact prospective clients and distribute targeted advertisement materials : $300

Total 2nd quarter: $4,800

Month 7

1.   Produce first samples of the ceiling panels: grid type $500
2. Organize onside presentation for perspective clients and demonstrate samples: grid type color-shifting panels $200
3.   Continue marketing campaign online and on the company website $200

Month 8

1. Add/update advertisement on the company website and online: grid, foam base and 3D lattice panels $200
2. Continue marketing campaign: distribute marketing materials to prospective clients $200
3.   Continue onsite and offsite presentations to potential clients $300

Month 9

1. Collect and document requirements from customers to start on custom-designed whole ceiling solutions using available grid type stock panels $300
2. Start design and engineering of color-shifting ceiling panels to customer-provided specifications $500
3.   Continue marketing campaign for all types of panel $200

Total 3rd quarter: $2,600

Month 10

1. Continue collecting and documenting customer provided information and design preferences in order to generate the initial set of color-shifting ceiling designs for the most common and demanded applications using foam and 3D-latice panels $300
2. Finalize material and color selection for the initial set of designs proposed for foam color-shifting ceiling panel sample production - $300.
3. Start online and website advertisement for the new type of ceiling tiles: foam and 3D-latice $200
4.   Promote new ceiling panels on the company website $100
5. Distribute online banners for new ceiling panel types and add our website URL to search engines, e.g. Google $100

Month 11

1. Buy tools and materials for producing samples of color-shifting ceiling panels of the foam and the 3D lattice type $620
2. Continue design work to customer-provided specifications for existing and new clients: ceiling panels $300
3.   Continue marketing campaign online and on the company website $100

Month 12

1. Produce first samples of ceiling panels of the foam and the 3D lattice tiles $680
2. Continue marketing campaign: distribute marketing materials to prospective clients $400

3. Continue marketing campaign through online banners and on the company website $200
4.   Start looking for available contractors to manufacture ceiling panels

Total 4th quarter: $3,300

Legal and Professional $9,500

Total Cost for 12 months $25,000

As per our Plan of Operation we have made the following estimates (based on 15 hours per week business engagement):

DESIGN

1.   Prepare high level solution design for three
     different types suspended ceiling panels               $  500        55 Hrs
2.   Purchase design software                               $1,000         2 Hrs
3.   Prepare detailed design for the 1st type of
     suspended ceiling panel: grid type                     $  500        55 Hrs
4.   Initiate detailed design for the 2nd type of
     suspended ceiling panels: foam base                    $  500        55 Hrs
5.   Initiate detailed design for the 3rd type of
     suspended ceiling panels: 3D lattice                   $  500        50 Hrs
6.   Start design and engineering of color-shifting
     ceiling panels to customer-provided specifications     $  500        25 Hrs
7.   Finalize material and color selection for the
     initial set of designs proposed for foam
     color-shifting ceiling panel sample production         $  300        25 Hrs

TOTAL DESIGN:                                               $3,800       265 HRS

ENHANCEMENTS

1.   Continue detailed design 3rd type of suspended
     ceiling panels: 3D lattice
     a.   Finalize material selection for the initial set
          of panels                                         $  100         5 Hrs
     b.   Color-shifting interlocking panels, start
          developing patterns and color pallets             $  400        45 Hrs
2.   Collect and document requirements from customers to
     start on custom-designed whole ceiling solutions
     using available grid type stock panels                 $  300        25 Hrs
3.   Continue collecting and documenting customer
     provided information and design preferences in order
     to generate the initial set of color-shifting
     ceiling designs for the most common and demanded
     applications using foam and 3D-latice panels           $  300        25 Hrs
4.   Continue design work to customer-provided
     specifications for existing and new clients            $  300         50Hrs

TOTAL ENHANCEMENTS                                          $1,400       150 HRS

All the work will be performed by our President Mr. Ilia
Tomski. We may choose to hire contractors for some operations if it will be deemed necessary.

RESULTS OF OPERATION

For the Six months ended December 31, 2014, we generated $569 in revenues,our operating expenses were comprised of professional fees of $5,848 and general and administrative expenses of $342.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off -balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The independent auditors' audit report accompanying our June 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31       Certification of the Chief Executive and Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive and Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Asteriko Corp.


Dated: February 19, 2015             By: /s/ Ilia Tomski
                                         -------------------------------------
                                         President and Chief Executive Officer
                                         and Chief Financial Officer