Form 10-Q
period 2015-03-31
ASTERIKO CORP.
filed 2015-05-19
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2015

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                      Outstanding as of March 31, 2015
     -----                                      --------------------------------
Common Stock: $0.001                                       7,080,000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       20

   Item 4. Controls and Procedures.                                           20

PART II - OTHER INFORMATION

   Item 1. Legal Proceeding.                                                  21

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       21

   Item 3. Default Upon Senior Securities.                                    21

   Item 4. Mine Safety Disclosures.                                           21

   Item 5. Other Information.                                                 21

   Item 6. Exhibits.                                                          21

Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

                                 Asteriko Corp.

                                 March 31, 2015

                        Index to the Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Balance Sheets as of March 31, 2015  (Unaudited) and June 30, 2014......    4

Statements of Operations for the Nine Months and Three Months Ended
March 31, 2015 (Unaudited)..............................................    5

Statement of Changes in Stockholders' Equity for the period ended
March 31, 2015 (Unaudited)..............................................    6

Statement of Cash Flows for the Nine Months Ended March 31, 2015
(Unaudited).............................................................    7

Notes to the Financial Statements (Unaudited)...........................    8

                                 ASTERIKO CORP.
                                 Balance Sheets

                                                                          March 31, 2015        June 30, 2014
                                                                          --------------        -------------
                                                                            (unaudited)
ASSETS

Current Assets
  Cash                                                                       $ 18,765              $ 10,000
  Accounts Receivable                                                              --                   713
                                                                             --------              --------
Total Current Assets                                                           18,765                10,713
                                                                             --------              --------
Tools and Equipment
  Tools and Equipment                                                             688                   688
  Accumulated Depreciation                                                       (115)                  (11)
                                                                             --------              --------
Tools and Equipment, Net                                                          573                   677
                                                                             --------              --------

Computer Equipment                                                                787                    --
  Accumulated Depreciation                                                        (26)                   --
                                                                             --------              --------
Computer Equipment, Net                                                           761                    --
                                                                             --------              --------

Total Assets                                                                 $ 20,099              $ 11,390
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 --                 2,500
  Advances from Stockholder                                                     6,604                 6,484
                                                                             --------              --------
Total Current Liabilities                                                       6,604                 8,984
                                                                             --------              --------
Stockholders' Equity
  Common Stock, $0.001 par value, 75,000,000 shares authorized;
   7,080,000 and 5,000,000 shares issued and outstanding, respectively          7,080                 5,000
  Additional paid-in capital                                                   18,720                    --
  Accumulated Deficit                                                         (12,305)               (2,594)
                                                                             --------              --------
Total Stockholders' Equity                                                     13,495                 2,406
                                                                             --------              --------

Total Liabilities and Stockholders' Equity                                   $ 20,099              $ 11,390
                                                                             ========              ========


               See accompanying notes to the financial statements.

                                 ASTERIKO CORP.
                            Statements of Operations

                                                     For the                 For the
                                                   Nine Months            Three Months
                                                      Ended                  Ended
                                                  March 31, 2015         March 31, 2015
                                                  --------------         --------------
                                                    (Unaudited)            (Unaudited)
Revenue                                             $      569             $       --

Operating Expenses
  Professional Fees                                      9,588                  3,740
  General and Administrative Expenses                      692                    350
                                                    ----------             ----------
Total Operating Expenses                                10,280                  4,090
                                                    ----------             ----------
Loss before Income Tax Provision                        (9,711)                (4,090)

Income Tax Provision                                        --                     --
                                                    ----------             ----------
Net Loss                                            $   (9,711)            $   (4,090)
                                                    ==========             ==========
Net Loss per Common Share
 Basic and Diluted                                  $    (0.00)            $    (0.00)
                                                    ==========             ==========
Weighted average common shares outstanding
 Basic and Diluted                                   5,621,320              6,706,644


               See accompanying notes to the financial statements.

                                 ASTERIKO CORP.
                  Statement of Changes in Stockholders' Equity
                       For the Period ended March 31, 2015
                                   (Unaudited)

                                     Common stock
                                   par value $0.001                                           Total
                                -----------------------      Additional                    Stockholders'
                                Number of                     Paid-in      Accumulated        Equity
                                 Shares          Amount       Capital        Deficit         (Deficit)
                                 ------          ------       -------        -------         ---------
April 17, 2014
(inception)                            --       $     --     $     --      $      --         $     --

Issuance of common shares
 for cash at $0.001 upon
 formation                      5,000,000          5,000                                        5,000

Net Loss                                                                      (2,594)          (2,594)
                               ----------       --------     --------      ---------         --------

Balance June 30, 2014           5,000,000          5,000           --         (2,594)           2,406

Issuance of common shares
 for cash at $0.01 per
 share in December 2014           880,000            880        7,920                           8,800

Issuance of common shares
for cash at $0.01 per
share in January and
February, 2015                  1,200,000          1,200       10,800                          12,000

Net Loss                                                                      (9,711)          (9,711)
                               ----------       --------     --------      ---------         --------

Balance, March 31, 2015         7,080,000       $  7,080     $ 18,720      $ (12,305)        $ 13,495
                               ==========       ========     ========      =========         ========


               See accompanying notes to the financial statements.

                                 ASTERIKO CORP.
                             Statement of Cash Flows

                                                                     For the
                                                                   Nine Months
                                                                      Ended
                                                                  March 31, 2015
                                                                  --------------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (9,711)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation expense 130
  Changes in operating assets and liabilities:
     Accounts receivable                                                 713
     Accounts payable                                                 (2,500)
                                                                    --------
NET CASH USED IN OPERATING ACTIVITIES                                (11,368)
                                                                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of computer equipment                                     (787)
                                                                    --------
NET CASH USED IN INVESTING ACTIVITIES                                   (787)
                                                                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholder                                              120
  Proceeds from sale of common shares                                 20,800
                                                                    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             20,920
                                                                    --------

NET CHANGE IN CASH                                                     8,765

Cash - beginning of reporting period                                  10,000
                                                                    --------

Cash - end of reporting period                                      $ 18,765
                                                                    ========

Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                          $     --
  Income Taxes                                                      $     --


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

There were no contingent shares issuance arrangement, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share at March 31, 2015.

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 "INCOME STATEMENT--EXTRAORDINARY AND UNUSUAL ITEMS (SUBTOPIC 225-20):
SIMPLIFYING INCOME STATEMENT PRESENTATION BY ELIMINATING THE CONCEPT OF EXTRAORDINARY ITEMS" ("ASU 2015-01").

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(II) DEPRECIATION EXPENSE

The Company acquired tools and equipment on May 25, 2014 and started to depreciate as of June 1, 2014. Depreciation expense was $104 for the reporting period ended March 31, 2015.

The Company acquired computer equipment in January 04, 2015 and started to depreciate as of February 1, 2015. Depreciation expense was $26 for the reporting period ended March 31, 2015.

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

In January and February 2015, the Company sold 1,200,000 shares of common stock to 26 stockholders at $0.01 per share, or $12,000 in aggregate for cash.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATION

For the Nine months ended March 31, 2015, we generated $569 in revenues; our operating expenses were comprised of professional fees of $9,588 and general and administrative expenses of $692.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     Asteriko Corp.


Dated: May 15, 2015                  By: /s/ Ilia Tomski
                                         -------------------------------------
                                         President and Chief Executive Officer
                                         and Chief Financial Officer