Form 10-K
period 2015-06-30
ASTERIKO CORP.
filed 2015-09-01
CIK 1614556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File No. 333-197692

                                 ASTERIKO CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                   2590                       37-1757067
 (State of other jurisdiction          (Primary Standard Industrial           (IRS Employer
      of incorporation)                 Classification Code Number)         Identification No.)

                                   Ilia Tomski
                               President/Secretary
                     616 Corporate Way Suite 2-6834, Valley
                                Cottage, NY 10989
                              Phone: (845) 512-5020
                               Fax: (647) 795-8676
                         E-mail: asteriko.corp@gmail.com
                        Web Site: http://www.asteriko.com
          (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of September 1, 2015, the registrant had 7,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 30, 2015.

                                Table of Contents

PART I

   Item 1. Description of Business...........................................  3

   Item 1A. Risk Factors.....................................................  7

   Item 1B. Unresolved Staff Comments........................................  7

   Item 2. Properties........................................................  7

   Item 3. Legal Proceedings.................................................  7

   Item 4. Mine Safety Disclosures...........................................  7

PART II

   Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.................  8

   Item 6. Selected Financial Data...........................................  8

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  9

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk....... 11

   Item 8. Financial Statements and Supplementary Data....................... 12

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 28

   Item 9A. Controls and Procedures.......................................... 28

   Item 9B. Other Information................................................ 28

PART III

   Item 10. Directors, Executive Officers and Corporate Governance........... 28

   Item 11. Executive Compensation........................................... 30

   Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................. 31

   Item 13. Certain Relationships and Related Transactions, and
            Director Independence............................................ 31

   Item 14. Principal Accounting Fees and Services........................... 31

PART IV

   Item 15. Exhibits, Financial Statement Schedules.......................... 31

SIGNATURES................................................................... 32

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Asteriko Corp. was incorporated in the State of Nevada on April 17, 2014. Our offices are located at 616 Corporate Way, Suite 2-6834, Valley Cottage, NY 10989.

We are a company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, small batch manufacturing and promoting our new technology. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their decorative needs. Our initial product is lattice panels designed for suspended ceiling. These panels will dynamically change the color of their surface with the change of the viewing angle and / or the type of illumination.

PRODUCTS/SERVICES

DESCRIPTION OF PRODUCT OR SERVICES

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

TARGET MARKET AND CLIENTS/POTENTIAL CLIENTS

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

SOURCE OF REVENUE

Our main of source of revenue will initially be the sales of design solutions to the house and building designers and constructors i.e.:

     1. Design of color-shifting suspended ceiling panels to customer-provided specifications
     2. Consulting on application and integration of our panels into customer interior or exterior design.

Additional revenue stream expected to come from manufacturing of color-shifting suspended ceiling surfaces for home owners as well as retail and commercial establishments in the future.

MARKETING STRATEGY

In order to attract customers and promote products, our company has created the website. We will also market through online advertisements. For online and website advertising we will use the following methods:

     *    Link our site to free web Directories
     *    Use shared online advertisement facilities
     * Distribute online banners to attract more attention from the customers and provide credibility to the product by including customer feedback
     *    Advertise through classified ads and blogs
     *    Add our website address to the relevant search engines

We will also advertise through local and global classified ads and social networking. Sales brochures will be printed to provide necessary company product and service information. We will organize onsite presentations for perspective clients with sample demonstrations.

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

We currently have only 4 customers (generated $3,808 in revenue to date) we plan to extend our market in the near future.

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

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Out web domain and IP address as well as company information will be protected by our domain host.

We do not own, either legally or beneficially, any patents or trademarks.

GOVERNMENTAL AND INDUSTRY REGULATIONS

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We are capitalizing on prior scientific research and development that was done by our President and Director and have not yet spent any money on R&D. Once this offering is completed we will have resource to continue our R&D program.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

FACILITIES

We do not own or rent facilities of any kind. We plan to conduct our operations from the facilities that our President provides to us free of charge. These facilities located at 353 Bathurst Glen Dr. Thornhill, ON Canada and used primary for manufacturing small batches of 3D lattice panel as a proof of concept and market testing.

EMPLOYEES

We have commenced only limited operations, and currently have two employees - our President and Director Mr. Tomski, who spends approximately fifteen hours a week on our business and our treasurer Ms. Tomskaia, who devotes up to five hours a week to company's operations.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Year-End Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 30, 2015, no shares of our common stock have traded.

NUMBER OF HOLDERS

As of June 30, 2015, the 7,080,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASE OF OUR EQUITY SECURITIES BY OFFICERS AND DIRECTORS

None.

OTHER STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our cash balance was $11,284 as of June 30, 2015. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $10,000 of which are legal and registration fees for a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don't have any arrangements. Our US office is located at 616 Corporate Way, Suite 2-6834, Valley Cottage, NY 10989. Our principal executive office is located at 353 Bathurst Glen Dr., Thornhill, ON L4J 9A3 Canada. Our phone number is (845) 512-5020.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. From inception to June 30, 2015 we have generated revenues of $3,808; no significant additional revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand our proposed operations, however there is no guarantee that we will stay in business after doing so. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an "emerging growth company" as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition,
Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

RESULTS OF OPERATIONS FOR THE YEAR ENDED  JUNE 30, 2015

For fiscal year ended June 30, 2015, we have generated revenue of $569 compared with revenue of $3,239 for the period from inception to June 30, 2014.

For fiscal year ended June 30, 2015, our operating expenses were comprised of professional fees of $16,536, general and administrative expenses of $1,504 and imputed interest expense of $400 compared with $2,678 of professional fees and $3,155 General/Admin expenses for the period from inception April 17, 2014 to June 30, 2014.

Since inception, we sold 7,080,000 shares of common stock.

ACTIVITIES TO DATE

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities. Our President has also developed Plan of Operations. We have established the company office and provided information session and consulting about our services to one prospective customer.

PLAN OF OPERATIONS

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had $11,284 cash and current liabilities of $6,883. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,080,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $25,800. Our president and director also provided $5,000 long term loan to the company (non interest bearing with no fixed term of repayment).

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds from our sole officer and director. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

GOING CONCERN CONSIDERATION

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. The Company's cash position may not be sufficient to support its daily operations. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

LIMITED OPERATING HISTORY AND NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                 Asteriko Corp.

                                  June 30, 2015

                        Index to the Financial Statements

Report of Independent Registered Public Accounting Firm ..................... 13

Report of Independent Registered Public Accounting Firm ..................... 14

Balance sheets at June 30, 2015 and 2014 .................................... 15

Statements of operations for the year ended June 30, 2015 and for the period from April 17, 2014 (inception) through June 30, 2014............. 16

Statements of cash flows for the year ended June 30, 2015 and for the period from April 17, 2014 (inception) through June 30, 2014............. 17

Statement of Shareholder's equity for the year ended June 30, 2015 and for the period from April 17, 2014 (inception) through June 30, 2014......... 18

Notes to the financial statements ........................................... 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asteriko Corp.

We have audited the accompanying balance sheet of Asteriko Corp. as of June 30, 2015 and the related statements of operations, stockholders' deficit and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Asteriko Corp. as of June 30, 2014, were audited by other auditors whose report dated July 25, 2014 included an explanatory paragraph as to an uncertainty with respect to the Company's ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asteriko Corp. as of June 30, 2015 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ M&K CPAS, PLLC
--------------------------------
www.mkacpas.com
Houston, Texas
September 1, 2015

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Asteriko Corp.

We have audited the accompanying balance sheet of Asteriko Corp. (the "Company") as of June 30, 2014 and the related statements of operations, stockholder's equity and cash flows for the period from April 17, 2014 (inception) through June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and the results of its operations and its cash flows for the period from April 17, 2014 (inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit at June 30, 2014, a net loss and net cash used in operating activities for the period from April 17, 2014 (inception) through June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/LI AND COMPANY, PC
---------------------------------
Li and Company, PC

Skillman, New Jersey
July 28, 2014

                                 Asteriko Corp.
                                 Balance Sheets
                       At June 30, 2015 and June 30, 2014

                                                                      June 30, 2015      June 30, 2014
                                                                      -------------      -------------
ASSETS

Current Assets
  Cash                                                                   $ 11,284           $ 10,000
  Accounts Receivable                                                          --                713
                                                                         --------           --------
Total Current Assets                                                       11,284             10,713
                                                                         --------           --------
Fixed Assets
  Property and Equipment, Net                                               1,334                677
                                                                         --------           --------

Total Assets                                                             $ 12,618           $ 11,390
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable                                                         $    279           $  2,500
  Related party loans                                                       1,604              1,484
  Note payable - Related party                                              5,000              5,000
                                                                         --------           --------
Total Liabilities                                                           6,883              8,984
                                                                         --------           --------
Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 75,000,000 shares authorized;
   7,080,000 shares issued and outstanding, respectively                    7,080              5,000
  Additional paid-in capital                                               19,120                 --
  Accumulated deficit                                                     (20,465)            (2,594)
                                                                         --------           --------
Total Stockholders' Equity (Deficit)                                        5,735              2,406
                                                                         --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                     $ 12,618           $ 11,390
                                                                         ========           ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                            Statements of Operations
               For the year ended June 30, 2015 and for the period
                   April 17, 2014 (inception) to June 30, 2014

                                                                          Period from
                                                                        April 17, 2014
                                                      Year ended        (inception) to
                                                    June 30, 2015        June 30, 2014
                                                    -------------        -------------
Revenues                                             $      569           $    3,239
                                                     ----------           ----------
Expenses
  General and Administrative                              1,504                3,155
  Imputed Interest Expense                                  400                   --
  Professional Fees                                      16,536                2,678
                                                     ----------           ----------
Total Expense                                            18,440                5,833
                                                     ----------           ----------

LOSS FROM OPERATIONS                                    (17,871)              (2,594)
                                                     ----------           ----------

INCOME TAX EXPENSE                                           --                   --
                                                     ----------           ----------

NET LOSS                                             $  (17,871)          $   (2,594)
                                                     ==========           ==========
Basic and diluted net loss per common share          $    (0.00)          $    (0.00)
                                                     ==========           ==========
Weighted-average number of common shares
 outstanding                                          5,860,274            5,000,000

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                            Statements Of Cash Flows
               For the year ended June 30, 2015 and for the period
                   April 17, 2014 (inception) to June 30, 2014

                                                                                 Period from
                                                                               April 17, 2014
                                                             Year ended        (inception) to
                                                           June 30, 2015        June 30, 2014
                                                           -------------        -------------
Cash flows from operating activities:
  Net loss                                                   $(17,871)            $ (2,594)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation expense                                         130                   11
     Imputed Interest Expense                                     400                   --
  Changes in operating assets and liabilities:
     Accounts Receivable                                          713                 (713)
     Accounts payable                                            (479)               2,500
     Advances from shareholders                                (1,604)               1,484
                                                             --------             --------
Net cash provided by (used in) operating activities           (18,729)                 688
                                                             --------             --------
Cash flows from investing activities:
  Purchase of property and equipment                             (787)                (688)
                                                             --------             --------
Net cash used in investing activities                            (787)                (688)
                                                             --------             --------
Cash flows from financing activities:
  Proceeds from notes payable - related party                      --                5,000
  Common stock issued for cash                                 20,800                5,000
                                                             --------             --------
Net cash provided by financing activities                      20,800               10,000
                                                             --------             --------

Net increase (decrease) in cash                                 1,284               10,000

Cash, beginning of the period                                  10,000                   --
                                                             --------             --------

Cash, end of the period                                      $ 11,284             $ 10,000
                                                             ========             ========

Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                   $     --             $     --
  Income Taxes                                               $     --             $     --


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                        Statement of Stockholders Equity
               For the year ended June 30, 2015 and for the period
                   April 17, 2014 (inception) to June 30, 2014

                                          Common stock
                                        par value $0.001                                             Total
                                    -----------------------       Additional                     Stockholder's
                                    Number of                      Paid-in       Accumulated        Equity
                                     Shares          Amount        Capital         Deficit         (Deficit)
                                     ------          ------        -------         -------         ---------
April 17, 2014 (inception)                 --      $     --       $     --        $      --       $      --

Issuance of common shares for
 cash at $0.001 upon formation      5,000,000         5,000                                           5,000

Net Loss                                                                             (2,594)         (2,594)
                                   ----------      --------       --------        ---------       ---------

Balance June 30, 2014               5,000,000         5,000             --           (2,594)          2,406

Issuance of common shares for
 cash at $0.01 in December 2014       880,000           880          7,920                            8,800

Issuance of common shares for
 cash at $0.01 per share in
 March 2015                         1,200,000         1,200         10,800                           12,000

Imputed Interest                                                       400                              400

Net Loss                                                                            (17,871)        (17,871)
                                   ----------      --------       --------        ---------       ---------

Balance, June 30, 2015              7,080,000      $  7,080       $ 19,120        $ (20,465)      $   5,735
                                   ==========      ========       ========        =========       =========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                                  June 30, 2015
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

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

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

     (i) ASSUMPTION AS A GOING CONCERN: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
     (ii) VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and
          (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

                                                                      Total
                            Level 1      Level 2      Level 3     Realized Loss
                            -------      -------      -------     -------------
Description                 $     -      $     -      $     -        $     -
Balance at June 30, 2014    $     -      $     -      $     -        $     -

Description                 $     -      $     -      $     -        $     -
Balance at June 30, 2015    $     -      $     -      $     -        $     -

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Office equipment 3 years
Tools and equipment 5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of June 30, 2015

                                             2015                    2014
                                           --------                --------
Office equipment
  *  Cost                                  $    688                $    688
  *  Depreciation                              (115)                    (11)
                                           --------                --------
  *  Net                                        573                     677
                                           --------                --------
Tools and equipment
  *  Cost                                       787                      --
  *  Depreciation                               (26)                     --
                                           --------                --------
  *  Net                                        761                      --
                                           --------                --------

TOTAL                                      $  1,334                $    677
                                           ========                ========

RELATED PARTIES

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of June 30, 2015 and 2014.

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from April 17, 2014 (inception) through June 30, 2015.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the period from April 17, 2014 (inception) through June 30, 2015.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the period from April 17, 2014 (inception) through June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDER'S EQUITY

SHARES AUTHORIZED

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

COMMON STOCK

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to the founder of the Company at $0.001 per share, or $5,000 in cash.

As of December 2014 Company issued additional 880,000 shares of common stock for cash for the price of $0.01 per share for the total consideration of $8,800.

As of March 2014 Company issued additional 1,200,000 shares of common stock for the price of $0.01 each for the total consideration of $12,000.

As of June 30, 2015 there were 7,080,000 total shares issued and outstanding for the total equity value of $25,800.

NOTE 5 - RELATED PARTY TRANSACTIONS

RELATED PARTIES

Related parties with whom the Company had transactions are:

FREE OFFICE SPACE

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

ADVANCES FROM STOCKHOLDER

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Chairman, CEO and significant stockholder of the Company advanced $1,604 in aggregate to the Company for the period from April 17, 2014 (inception) through June 30, 2015, none of which has been repaid.

NOTE PAYABLE  - CHIEF EXECUTIVE OFFICER

Our President and Director also provided $5,000 loan to the company. The loan is unsecured, non-interest bearing and due on demand. We recorded imputed interest $400 during the year ended June 30, 2015.

ISSUED SHARES TO RELATED PARTIES

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to Ilia Tomski, CEO of the Company at $0.001 per share, or $5,000 in cash.

On February 19, 2015, the Company sold 80,000 shares of common stock to Ksenia Tomskaia, Treasurer of the Company at $0.001 per share, or $800 in cash.

NOTE 6 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

At June 30, 2015, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $20,465 that may be offset against future taxable income through 2034. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $6,958 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $6,958 for the period from April 17, 2014 (inception) through June 30, 2015.

Components of deferred tax assets are as follows:

                                                             June 30, 2015      June 30, 2014
                                                             -------------      -------------
Net deferred tax assets - Non-current:
  Net operating loss carry forward                             $(20,465)          $ (2,594)
  Expected income tax benefit from NOL carry-forwards             6,958                882
                                                               --------           --------
Less valuation allowance                                         (6,958)              (882)
                                                               --------           --------

      Deferred tax assets, net of valuation allowance          $     --           $     --
                                                               ========           ========

INCOME TAX PROVISION IN THE STATEMENT OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                                                      For the
                                                                                    period from
                                                                                   April 17, 2014
                                                                   For the          (inception)
                                                                  year ended          through
                                                                June 30, 2015      June 30, 2014
                                                                -------------      -------------
Federal statutory income tax rate                                       34%                34%

Increase (reduction) in income tax provision resulting from:
  Net operating loss ("NOL") carry-forwards                            (34)               (34)
                                                                   -------            -------

      Effective income tax rate                                          0%                 0%
                                                                   =======            =======

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the twelve-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No report required.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Name                 Age                         Position
 ----                 ---                         --------

Ilia Tomski           44     President, Secretary, Chief Executive Officer and
                             member of the Board of Directors.

Ksenia Tomskaia       44     Treasurer

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

ILIA TOMSKI - PRESIDENT AND DIRECTOR

Ilia Tomski has been our President, Secretary, and a member of the Board of Directors since our inception on April 17, 2014.

Throughout his career Mr. Tomski has been involved with design and manufacturing of hi-tech industrial equipment such as high vacuum systems for utilization in particle accelerator applications in general and for Accelerator Mass Spectrometry application in particular. Mr. Tomski has been actively involved in design, manufacturing and operation of ion optical elements such as atmospheric pressure to vacuum sampling interface, ion guides, ion collision cells that are vital components of commercial mass spectrometers for bio-medical applications. Mr. Tomski has also been involved in design and manufacturing of cryogenic systems for commercial superconducting gravity gradiometer this also includes design and manufacturing of superconducting electrical circuits and gradiometer sensor components.

Mr. Tomski currently he oversees design and manufacturing of superconducting gravity gradiometer sensor at the start-up company targeting major land exploration and natural resources surveying.

International Experience:

2008-present. Senior research scientist in Gedex Technologies Inc., Mississauga, Ontario, Canada. Mr. Tomski is in charge of development and implementation of superconducting gravity gradiometer for use by major mining companies for enhanced land surveying.

2007-2008. Research scientist with the University Of Maryland, Department Of Physics, Gravitation Laboratory, Maryland, USA.

2003-2007. Research scientist and Industrial Post Doctoral Fellow in Ionics Mass Spectrometry Group Inc., Concord, Ontario, Canada. Ionics Mass Spectrometry Group Inc. was the start-up company developing performance enhancement equipment upgrades to extend existing commercial mass-spectrometer lifetime for major pharmaceutical companies around the world.

2003-2005. Mr. Tomski was recipient of NSERC Industrial Fellowship. He is author and co-author of a number of industrial patents. Author and co-author of several scientific publications in internationally renowned journals. Member of American Society for Mass Spectrometry (ASMS).

2002-2003. Research scientist position in R&D department of Analytica of Branford Inc., Branford, Connecticut, USA. Analytica of Branford Inc. is high-tech industrial company developing analytical tools for major pharmaceutical and bio-medical companies.

In 2002 Mr. Tomski obtained his Ph.D. in Physics from the University of Toronto.

Mr. Tomski's schedule currently allows him to spend up to fifteen hours a week on the operations of our company. He is willing to spend more time with the business as it grows. We anticipate him eventually spending about 30 hours a week on matters related to our company's operations.

The specific experience, qualifications, attributes, and skills in design and project management led to the appointment of Mr. Tomski as our President and Director.

KSENIA TOMSKAIA - TREASURER

Ksenia Tomskaia has been our Treasurer since inception date of April 17, 2014.

Ms. Tomskaia's schedule currently allows her to spend up to five hours a week on company's operations. She indicates willingness to devote more of her business time as our business grows and her services are needed.

Education and Qualifications:

Software Programming Diploma, PrimeTech Institute, Toronto, Canada, 1998

BMO Financial Business Analysis Professional Accreditation Program, Toronto, Canada 2011

Professional Career Highlights:

2005-present Senior Business Analyst, BMO Financial Group, Toronto Canada.

1999-2005 Programmer Analyst and Quality Assurance Analyst, Canada Life Assurance Company, Toronto, Canada.

During the past ten years, Mr. Tomski & Ms. Tomskaia have not been the subject of any the following events:

     1. Any bankruptcy petition filed by or against any business of which either were a general partner or executive Officer either at the time of the bankruptcy or within two years prior to that time.
     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting either Mr. Tomski or Ms. Tomskaia involvement in any type of business, securities or banking activities.
     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Ilia Tomski and our Treasurer, Ksenia Tomskaia; each of them currently devotes approximately 7 hours per week to company matters. We intend to hire employees on an as needed basis.

ITEM 11. EXECUTIVE COMPENSATION.

                                                                                  Nonqualified
                                                                   Non-Equity       Deferred
Name and                                      Stock     Option   Incentive Plan   Compensation    All Other
Principal                 Salary    Bonus    Awards     Awards    Compensation      Earnings    Compensation   Total
Position          Year    (US$)     (US$)     (US$)      (US$)       (US$)            (US$)         (US$)      (US$)
---------                 ------    -----    ------     ------    ------------      --------    ------------   -----
Ilia Tomski       2014      0         0         0          0           0                0             0          0
(President)

Ilia Tomski       2015      0         0         0          0           0                0             0          0
(President)

Ksenia Tomskaia   2014      0         0         0          0           0                0             0          0
(Treasurer)

Ksenia Tomskaia   2015      0         0         0          0           0                0             0          0
(Treasurer)

CHANGE OF CONTROL

As of June 30, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2015 and as of the date of the filing of this annual report by:

     *    Each of our executive officers;
     *    Each director;
     * Each person known to us to own more than 5% of our outstanding common stock; and
     *    All of our executive officers and directors and as a group.

                           Name of                     Amount and Nature of
Title of Class         Beneficial Owner                 Beneficial Ownership              Percentage
--------------         ----------------                 --------------------              ----------
Common Stock          Ilia Tomski                  5,000,000 shares of common stock          70.6%
                      (President and Director)

                      Ksenia Tomskaia              80,000 shares of common stock              1.1%
                      (Treasurer)

The percent of class is based on 7,080,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended June 30, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal year ended June 30, 2015, we incurred $4,050 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Audit fees incurred during financial year ended June 30, 2014 were $2,500.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASTERIKO CORP.
                                 (Registrant)


                                 By: /s/ ILIA TOMSKI
                                     -----------------------------------------
                                     Ilia Tomski
                                     President and Chief Executive Officer and
                                     Chief Financial Officer
                                     September 1, 2015