Form 10-Q
period 2015-09-30
ASTERIKO CORP.
filed 2015-10-27
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                 Outstanding as of September 30, 2015
      -----                                 ------------------------------------
Common Stock: $0.001                                      7,080,000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       18

   Item 4. Controls and Procedures.                                           18

PART II - OTHER INFORMATION

   Item 1. Legal Proceeding.                                                  19

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       19

   Item 3. Default Upon Senior Securities.                                    19

   Item 4. Mine Safety Disclosures.                                           19

   Item 5. Other Information.                                                 19

   Item 6. Exhibits.                                                          19

Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 Asteriko Corp.
                                 Balance Sheets
                     At September 30, 2015 and June 30, 2015

                                                               September 30, 2015      June 30, 2015
                                                               ------------------      -------------
                                                                  (unaudited)
ASSETS

Current Assets
  Cash                                                              $  4,202              $ 11,284
                                                                    --------              --------
Total Current Assets                                                   4,202                11,284

Fixed Assets
  Property and Equipment, Net                                          1,260                 1,334
                                                                    --------              --------

Total Assets                                                        $  5,462              $ 12,618
                                                                    ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable                                                    $     --              $    279
  Related party loans                                                  1,453                 1,604
  Note payable - Related party                                         9,000                 5,000
                                                                    --------              --------

Total Liabilities                                                     10,453                 6,883
                                                                    --------              --------
Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 75,000,000 shares authorized;
   7,080,000 shares issued and outstanding, respectively               7,080                 7,080
  Additional paid-in capital                                          19,226                19,120
  Accumulated deficit                                                (31,297)              (20,465)
                                                                    --------              --------
Total Stockholders' Equity (Deficit)                                  (4,991)                5,735
                                                                    --------              --------

Total Liabilities and Stockholders' Equity (Deficit)                $  5,462              $ 12,618
                                                                    ========              ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 Asteriko Corp.
                      Statements of Operations (unaudited)

                                                     For the Three Months Ended
                                                            September 30,
                                                     2015                   2014
                                                  ----------             ----------
Revenues                                          $       --             $      569
                                                  ----------             ----------
Expenses
  General and Administrative                             258                    141
  Imputed Interest Expense                               106                     --
  Professional Fees                                   10,468                  3,668
                                                  ----------             ----------
Total Expense                                         10,832                  3,809
                                                  ----------             ----------

LOSS FROM OPERATIONS                                 (10,832)                (3,240)
                                                  ----------             ----------

INCOME TAX EXPENSE                                        --                     --
                                                  ----------             ----------

NET LOSS                                          $  (10,832)            $   (3,240)
                                                  ==========             ==========

Basic and diluted net loss per common share       $    (0.00)            $    (0.00)
                                                  ==========             ==========
Weighted-average number of common shares
 outstanding                                       7,080,000              5,000,000


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 Asteriko Corp.
                      Statements Of Cash Flows (unaudited)

                                                              For the Three Months Ended
                                                                     September 30,
                                                               2015               2014
                                                             --------           --------
Cash flows from operating activities:
  Net loss                                                   $(10,832)          $ (3,240)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation expense                                          74                 35
     Imputed Interest Expense                                     106                 --
  Changes in operating assets and liabilities:
     Accounts Receivable                                           --                713
     Accounts payable                                            (279)            (1,775)
     Advances from shareholders                                  (151)                40
                                                             --------           --------
Net cash provided by (used in) operating activities           (11,082)            (4,227)
                                                             --------           --------
Cash flows from financing activities:
  Proceeds from notes payable - related party                   4,000                 --
                                                             --------           --------
Net cash provided by financing activities                       4,000
                                                             --------           --------

Net increase (decrease) in cash                                (7,082)            (4,227)

Cash, beginning of the period                                  11,284             10,000
                                                             --------           --------

Cash, end of the period                                      $  4,202           $  5,773
                                                             ========           ========
Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                   $     --           $     --
  Income Taxes                                               $     --           $     --


              The accompanying notes are an integral part of these
                         condensed financial statements

                                 Asteriko Corp.
                  Statement of Stockholders Equity (unaudited)
    For the period from April 17, 2014 (inception) through September 30, 2015

                                             Common stock
                                           par value $0.001                                           Total
                                        -----------------------      Additional                    Stockholders'
                                        Number of                     Paid-in      Accumulated        Equity
                                         Shares          Amount       Capital        Deficit         (Deficit)
                                         ------          ------       -------        -------         ---------
April 17, 2014
(inception)                                   --        $    --      $     --      $      --         $     --

Net Loss                                                                              (2,594)          (2,594)
Issuance of common shares for
 cash at $0.001 upon formation         5,000,000          5,000                                         5,000
                                      ----------        -------      --------      ---------         --------
Balance at June 30, 2014               5,000,000          5,000            --         (2,594)           2,406

Issuance of common shares for
 cash at $0.01 in December 2014          880,000            880         7,920                           8,800

Issuance of common shares for
 cash at $0.01 per share in
 January 2015- April 2015              1,200,000          1,200        10,800                          12,000

Imputed Interest                                                          400                             400

Net Loss                                                                             (17,871)         (17,871)
                                      ----------        -------      --------      ---------         --------
Balance June 30, 2015                  7,080,000          7,080        19,120        (20,465)           5,735

Net Loss                                                                             (10,832)         (10,832)

Imputed Interest                                                          106
                                      ----------        -------      --------      ---------         --------

Balance, September 30, 2015            7,080,000        $ 7,080      $ 19,226      $ (31,297)        $ (4,991)
                                      ==========        =======      ========      =========         ========


              The accompanying notes are an integral part of these
                         condensed financial statements

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

Actual results could differ from those estimates .

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

                                    Fair Value Measurement at September 30, 2015
                                   ---------------------------------------------
                                    Level 1            Level 2           Level 3
                                   --------           --------          --------
ASSETS
  Cash and Cash Equivalents        $  4,202           $     --          $     --
                                   --------           --------          --------
TOTAL ASSETS                          4,202                 --                --
                                   --------           --------          --------
LIABILITIES
  Note Payable - Related Party        9,000                 --                --
                                   --------           --------          --------
TOTAL LIABILITIES                     9,000                 --                --
                                   --------           --------          --------
                                   $ (4,798)          $     --          $     --
                                   ========           ========          ========

                                      Fair Value Measurement at June 30, 2015
                                   ---------------------------------------------
                                    Level 1            Level 2           Level 3
                                   --------           --------          --------
ASSETS
  Cash and Cash Equivalents        $ 11,284           $     --          $     --
                                   --------           --------          --------
TOTAL ASSETS                         11,284                 --                --
                                   --------           --------          --------
LIABILITIES
  Note Payable - Related Party        5,000                 --                --
                                   --------           --------          --------
TOTAL LIABILITIES                     5,000                 --                --
                                   --------           --------          --------
                                   $  6,284           $     --          $     --
                                   ========           ========          ========

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

     Office equipment 3 years
     Tools and equipment 5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of September 30, 2015 and June 30, 2015, respectively:

                               September 30, 2015        June 30, 2015
                               ------------------        -------------
Office equipment
  *  Cost                          $    688                $    688
  *  Depreciation                      (141)                   (115)
                                   --------                --------
  *  Net                                547                     573
                                   --------                --------
Tools and equipment
  *  Cost                               787                     787
  *  Depreciation                       (74)                    (26)
                                   --------                --------
  *  Net                                713                     761
                                   --------                --------
TOTAL                              $  1,260                $  1,334
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

The Company did not have any commitments or contingencies as of September 30, 2015 and June 30, 2015.

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv)collectability is reasonably assured.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from April 17, 2014 (inception) through September 30, 2015.

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

There were no potentially dilutive common shares outstanding for the periods ended September 30, 2015 or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the period from April 17, 2014 (inception) through September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. Due to the above company may consider sale or merger arrangement in the future.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY

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

As of September 30, 2015 there were 7,080,000 total shares issued and outstanding for the total common stock sales of $25,800.

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

The Chairman, CEO and significant stockholder of the Company advanced $1,453 in aggregate to the Company as of September 30, 2015, none of which has been repaid.

NOTE PAYABLE  - CHIEF EXECUTIVE OFFICER

Our President and Director also provided $9,000 loan to the company. The loan is unsecured, non-interest bearing and due on demand. We recorded imputed interest $106 for the three months ended September 30, 2015.

ISSUED SHARES TO RELATED PARTIES

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to Ilia Tomski, CEO of the Company at $0.001 per share, or $5,000 in cash.

On February 19, 2015, the Company sold 80,000 shares of common stock to Ksenia Tomskaia, Treasurer of the Company at $0.001 per share, or $800 in cash.

NOTE 6 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

At end of September 30, 2015, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $31,297 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $10,641 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $10,541 for the period from April 17, 2014 (inception) through September 30, 2015.

Components of deferred tax assets are as follows:

                                                                 September 30,        June 30,
                                                                     2015               2015
                                                                   --------           --------
Net deferred tax assets - Non-current:
  Net operating loss carry forward                                 $(31,297)          $(20,465)
  Expected income tax benefit from NOL carry-forwards                10,641              6,958
                                                                   --------           --------
  Less valuation allowance                                          (10,641)            (6,958)
                                                                   --------           --------

Deferred tax assets, net of valuation allowance                    $     --           $     --
                                                                   ========           ========

INCOME TAX PROVISION IN THE STATEMENT OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                                 September 30,        June 30,
                                                                     2015              2015
                                                                   --------          --------
Federal statutory income tax rate                                      34.0%             34.0%
Increase (reduction) in income tax provision resulting from:
  Net operating loss ("NOL") carry-forward                            (34.0)            (34.0)
                                                                   --------          --------
Effective income tax rate                                               0.0%              0.0%
                                                                   ========          ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a development stage company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, small batch manufacturing and promoting our new technology. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their decorative needs. Our initial product is lattice panels designed for suspended ceiling. These panels will dynamically change the color of their surface with the change of the viewing angle and / or the type of illumination. Our aim is to develop Asteriko Corp. in phases. The first phase of development will focus on design solutions. The second phase will be manufacturing. We have identified our target market and obtained initial funding of $14,000 from Mr. Tomski (our President and Director). We will require additional funding in order to pursue our business objectives; there is no guarantee that we will be successful in this regard.

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

RESULTS OF OPERATION

For the quarter ended September 30, 2015, our revenue was $0, compared with revenue $569 for the quarter ended September 30, 2014.

For the quarter ended September 30, 2015, our operating expenses were comprised of professional fees of $10,468, imputed interest on note payable of $106 and general and administrative expenses of $258, compared to professional fees of $3,668 and general and administrative expenses of $141 at the end of September 30, 2014.

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

The independent auditors' audit report accompanying our June 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No report required.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES.

No report required.

ITEM 5. OTHER INFORMATION.

No report required.

ITEM 6. EXHIBITS.

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

                                       Asteriko Corp.


Dated: October 22, 2015                By: /s/ Ilia Tomski
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           and Chief Financial Officer