Form 10-Q
period 2015-12-31
ASTERIKO CORP.
filed 2016-01-29
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of January 27, 2016
      -----                                   ----------------------------------
Common Stock: $0.001                                       7,080,000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       19

   Item 4. Controls and Procedures.                                           19

PART II - OTHER INFORMATION

   Item 1. Legal Proceeding.                                                  21

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       21

   Item 3. Default Upon Senior Securities.                                    21

   Item 4. Mine Safety Disclosures.                                           21

   Item 5. Other Information.                                                 21

   Item 6. Exhibits.                                                          21

Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS.

                                 Asteriko Corp.
                                 Balance Sheets
                     At December 31, 2015 and June 30, 2015

                                                                        December 31,        June 30,
                                                                           2015               2015
                                                                         --------           --------
                                                                        (unaudited)
ASSETS

Current Assets
  Cash                                                                   $  1,804           $ 11,284
                                                                         --------           --------
Total Current Assets                                                        1,804             11,284

Fixed Assets
  Property and Equipment, Net                                               1,187              1,334
                                                                         --------           --------

Total Assets                                                             $  2,991           $ 12,618
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable                                                         $     99           $    279
Related party loans                                                         1,600              1,604
Note payable - Related party                                                9,000              5,000
                                                                         --------           --------
Total Liabilities                                                          10,699              6,883
                                                                         --------           --------
Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 75,000,000 shares authorized;
   7,080,000 shares issued and outstanding, respectively                    7,080              7,080
  Additional paid-in capital                                               19,407             19,120
  Accumulated deficit                                                     (34,195)           (20,465)
                                                                         --------           --------
Total Stockholders' Equity (Deficit)                                       (7,708)             5,735
                                                                         --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                     $  2,991           $ 12,618
                                                                         ========           ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                      Statements of Operations (unaudited)

                                   For the Three Months Ended          For the Six Months Ended
                                          December 31,                       December 31,
                                     2015             2014              2015              2014
                                  ----------       ----------        ----------        ----------
Revenues                          $       --       $       --        $       --        $      569
                                  ----------       ----------        ----------        ----------
Expenses
  General and Administrative             257              202               515               342
  Imputed Interest Expense               181               --               287                --
  Professional Fees                    2,460            2,180            12,928             5,848
                                  ----------       ----------        ----------        ----------
Total Expense                          2,898            2,382            13,730             6,190
                                  ----------       ----------        ----------        ----------

LOSS FROM OPERATIONS                  (2,898)          (2,382)          (13,730)           (5,621)
                                  ----------       ----------        ----------        ----------

INCOME TAX EXPENSE                        --               --                --                --

NET LOSS                          $   (2,898)      $   (2,382)       $  (13,730)       $   (5,621)
                                  ==========       ==========        ==========        ==========

Basic and diluted net loss
 per common share                 $    (0.00)      $    (0.00)       $    (0.00)       $    (0.00)
                                  ==========       ==========        ==========        ==========

Weighted-average number of
common shares outstanding          7,080,000        5,000,000         7,080,000         5,000,000

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                      Statements Of Cash Flows (unaudited)

                                                               For the Six Months Ended
                                                                     December 31,
                                                               2015               2014
                                                             --------           --------
Cash flows from operating activities:
  Net loss                                                   $(13,730)          $ (5,621)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation expense                                         147                 69
     Imputed Interest Expense                                     287                 --
  Changes in operating assets and liabilities:
     Accounts receivable                                           --                713
     Accounts payable                                            (180)            (2,500)
     Advances from shareholders                                    (4)                80
                                                             --------           --------
Net cash provided by (used in) operating activities           (13,480)            (7,259)
                                                             --------           --------
Cash flows from financing activities:
  Proceeds from notes payable - related party                   4,000                 --
  Capital stock issued for cash                                    --              8,800
                                                             --------           --------
Net cash provided by financing activities                       4,000              8,800
                                                             --------           --------

Net increase (decrease) in cash                                (9,480)             1,541

Cash, beginning of the period                                  11,284             10,000
                                                             --------           --------
Cash, end of the period                                      $  1,804           $ 11,541
                                                             ========           ========
Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                   $     --           $     --
  Income Taxes                                               $     --           $     --

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                  Statement of Stockholders Equity (unaudited)
           For the period from June 30, 2014 through December 31, 2015

                                             Common stock
                                           par value $0.001                                           Total
                                        -----------------------      Additional                    Stockholders'
                                        Number of                     Paid-in      Accumulated        Equity
                                         Shares          Amount       Capital        Deficit         (Deficit)
                                         ------          ------       -------        -------         ---------
Balance at June 30, 2014               5,000,000          5,000            --         (2,594)           2,406

Issuance of common shares for
 cash at $0.01 in December 2014          880,000            880         7,920                           8,800

Issuance of common shares for
 cash at $0.01 per share in
 January 2015 - April 2015             1,200,000          1,200        10,800                          12,000

Imputed Interest                                                          400                             400

Net Loss                                                                             (17,871)         (17,871)
                                      ----------        -------      --------      ---------         --------
Balance June 30, 2015                  7,080,000          7,080        19,120        (20,465)           5,735

Net Loss                                                                             (13,730)         (13,730)

Imputed Interest                                                          287                             287
                                      ----------        -------      --------      ---------         --------

Balance, December 31, 2015             7,080,000        $ 7,080      $ 19,407      $ (34,195)        $ (7,708)
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

Following table lists assets and liabilities measured and recognized at fair market value as of:

                                   Fair Value Measurement at December 31, 2015
                                   -------------------------------------------
                                    Level 1           Level 2         Level 3
                                   --------          --------        --------
ASSETS
  Cash and Cash Equivalents        $  1,804          $     --        $     --
                                   --------          --------        --------
      TOTAL ASSETS                    1,804                --              --
                                   --------          --------        --------
LIABILITIES
  Note Payable - Related Party        9,000                --              --
                                   --------          --------        --------
      TOTAL LIABILITIES               9,000                --              --
                                   --------          --------        --------
                                   $ (7,196)         $     --        $     --
                                   ========          ========        ========

                                     Fair Value Measurement at June 30, 2015
                                   -------------------------------------------
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

     Office equipment 3 years
     Tools and equipment 5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of December 31, 2015 and June 30, 2015, respectively:

                                    December 31,             June 30,
                                       2015                    2015
                                     --------                --------
Office equipment
 * Cost                              $    688                $    688
 * Depreciation                          (175)                   (115)
                                     --------                --------
 * Net                                    513                     573
                                     --------                --------
Tools and equipment
 * Cost                                   787                     787
 * Depreciation                          (113)                    (26)
                                     --------                --------
 * Net                                    674                     761
                                     --------                --------
TOTAL                                $  1,187                $  1,334
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

The Company did not have any commitments or contingencies as of December 31, 2015 and June 30, 2015.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from April 17, 2014 (inception) through December 31, 2015.

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

There were no potentially dilutive common shares outstanding for the periods ended December 31, 2015 or 2014.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the period from April 17, 2014 (inception) through December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

As of December 31, 2015 there were 7,080,000 total shares issued and outstanding for the total common stock sales of $25,800.

NOTE 5 - RELATED PARTY TRANSACTIONS

RELATED PARTIES

Related parties with whom the Company had transactions are:

FREE OFFICE SPACE

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

ADVANCES FROM STOCKHOLDER

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. Current balance of such advance is $1600. The Company repaid the amount of $4 to the CEO as of December 31, 2015.

NOTE PAYABLE  - CHIEF EXECUTIVE OFFICER

Our President and Director also provided $4,000 in additional loan to the company. The loan is unsecured, non-interest bearing and due on demand. Current balance is $9,000. We recorded imputed interest $287 for the six months ended December 31, 2015.

ISSUED SHARES TO RELATED PARTIES

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to Ilia Tomski, CEO of the Company at $0.001 per share, or $5,000 in cash.

On February 19, 2015, the Company sold 80,000 shares of common stock to Ksenia Tomskaia, Treasurer of the Company at $0.001 per share, or $800 in cash.

NOTE 6 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

At end of December 31, 2015, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $33,908 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $11,529 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $11,529 for the period from April 17, 2014 (inception) through December 31, 2015.

Components of deferred tax assets are as follows:

                                                       December 31,    June 30,
                                                          2015           2015
                                                        --------       --------
Net deferred tax assets - Non-current:
  Net operating loss carry forward                      $(33,908)      $(20,465)
  Expected income tax benefit from NOL carry-forwards     11,529          6,958
                                                        --------       --------
  Less valuation allowance                               (11,529)        (6,958)
                                                        --------       --------
Deferred tax assets, net of valuation allowance         $     --       $     --
                                                        ========       ========

INCOME TAX PROVISION IN THE STATEMENT OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                       December 31,    June 30,
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

RESULTS OF OPERATION

For the six months ended December 31, 2015 and 2014 our revenue was $0 and $569 respectively.

For the six months ended December 31, 2015, our operating expenses were comprised of professional fees of $12,928, imputed interest on note payable of $287 and general and administrative expenses of $515, compared to professional fees of $5,848 and general and administrative expenses of $342 for the six months ended December 31, 2014.

For the three months ended December 31, 2015 and 2014 our revenue was $0 and $0 respectively.

For the three months ended December 31, 2015, our operating expenses were comprised of professional fees of $2,898, imputed interest on note payable of $181 and general and administrative expenses of $257, compared to professional fees of $2,180 and general and administrative expenses of $202 for the three months ended December 31, 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                       Asteriko Corp.


Dated: January 27, 2016                By: /s/ Ilia Tomski
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           and Chief Financial Officer