Form 10-Q/A
period 2014-12-31
ASTERIKO CORP.
filed 2016-03-07
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No.1)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                       Outstanding as of March 7, 2016
     -----                                       -------------------------------
Common Stock: $0.001                                    7,080,000 shares

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2014, filed with the Securities and Exchange Commission on February 23, 2015 (the "Form 10-Q"), is solely to correct an inadvertent error on the cover page.

The box "Yes" was incorrectly checked in the statement "Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)".

The error has been corrected in this Amendment No. 1 by checking the "No" box in the statement

"Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]".

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

                                     Asteriko Corp.


Dated: March 7, 2016                 By: /s/ Ilia Tomski
                                         -------------------------------------
                                         President and Chief Executive Officer
                                         and Chief Financial Officer