Form 10-Q/A
period 2015-03-31
ASTERIKO CORP.
filed 2016-03-07
CIK 1614556

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 19, 2015 (the "Form 10-Q"), is solely to correct an inadvertent error on the cover page.

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