Form 10-K/A
period 2015-06-30
ASTERIKO CORP.
filed 2016-03-07
CIK 1614556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     Class                                       Outstanding as of March 7, 2016
     -----                                       -------------------------------
Common Stock: $0.001                                     7,080,000 shares

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the period ended June 30, 2015, filed with the Securities and Exchange Commission on September 01, 2015 (the "Form 10-K"), is solely to correct an inadvertent error on the cover page.

The box "Yes" was incorrectly checked in the statement "Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)".

The error has been corrected in this Amendment No. 1 by checking the "No" box in the statement:

"Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]".

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Date March 7, 2016