Form 10-Q/A
period 2015-09-30
ASTERIKO CORP.
filed 2016-03-07
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)
Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 27, 2015 (the "Form 10-Q"), is solely to correct an inadvertent error on the cover page.

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