Form 10-Q
period 2016-03-31
ASTERIKO CORP.
filed 2016-04-26
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                     Outstanding as of April 26, 2016
      -----                                     --------------------------------
Common Stock: $0.001                                       7,080,000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                        15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       18

   Item 4. Controls and Procedures.                                           18

PART II - OTHER INFORMATION

   Item 1. Legal Proceeding.                                                  20

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.       20

   Item 3. Default Upon Senior Securities.                                    20

   Item 4. Mine Safety Disclosures.                                           20

   Item 5. Other Information.                                                 20

   Item 6. Exhibits.                                                          20

Signatures                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

                                 Asteriko Corp.
                                 Balance Sheets
                       At March 31, 2016 and June 30, 2015

                                                                      March 31, 2016      June 30, 2015
                                                                      --------------      -------------
                                                                        (unaudited)
ASSETS

Current Assets
  Cash                                                                   $    343           $ 11,284
                                                                         --------           --------
Total Current Assets                                                          343             11,284

Property and Equipment, Net                                                 1,113              1,334
                                                                         --------           --------

Total Assets                                                             $  1,456             12,618
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable                                                         $     99           $    279
Related party loans                                                           997              1,604
Note payable - Related party                                               13,000              5,000
                                                                         --------           --------

Total Liabilities                                                          14,096              6,883
                                                                         --------           --------
Stockholders' Equity (Deficit)
  Common Stock, $0.001 par value, 75,000,000 shares authorized;
   7,080,000 shares issued and outstanding, respectively                    7,080              7,080
  Additional paid-in capital                                               19,667             19,120
  Accumulated deficit                                                     (39,387)           (20,465)
                                                                         --------           --------
Total Stockholders' Equity (Deficit)                                      (12,640)             5,735
                                                                         --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                     $  1,456           $ 12,618
                                                                         ========           ========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                      Statements of Operations (unaudited)

                                      For the Three Months Ended             For the Nine Months Ended
                                               March 31,                              March 31,
                                      2016                 2015              2016                 2015
                                   ----------           ----------        ----------           ----------
Revenues                           $       --           $       --        $       --           $      569
                                   ----------           ----------        ----------           ----------
Expenses
  General and Administrative              249                  350               765                  693
  Imputed Interest Expense                260                   --               547                   --
  Professional Fees                     4,682                3,740            17,610                9,588
                                   ----------           ----------        ----------           ----------
Total Expense                           5,191                4,090            18,922               10,281
                                   ----------           ----------        ----------           ----------

LOSS FROM OPERATIONS                   (5,191)              (4,090)          (18,922)              (9,712)
                                   ----------           ----------        ----------           ----------

INCOME TAX EXPENSE                         --                   --                --                   --
                                   ----------           ----------        ----------           ----------

NET LOSS                           $   (5,191)          $   (4,090)       $  (18,922)          $   (9,712)
                                   ==========           ==========        ==========           ==========
Basic and diluted net loss
 per common share                  $    (0.00)          $    (0.00)       $    (0.00)          $    (0.00)
                                   ==========           ==========        ==========           ==========
Weighted-average number of
 common shares outstanding          7,080,000            6,322,667         7,080,000            5,341,699


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                      Statements of Cash Flows (unaudited)

                                                              For the Nine Months Ended
                                                                       March 31,
                                                               2016               2015
                                                             --------           --------
Cash flows from operating activities:
  Net loss                                                   $(18,922)          $ (9,712)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation expense                                         221                129
     Imputed Interest Expense                                     547                 --
  Changes in operating assets and liabilities:
     Accounts receivable                                           --                714
     Accounts payable                                            (180)            (2,500)
     Advances from shareholders                                  (607)               121
     Equipment purchases                                           --               (787)
                                                             --------           --------
Net cash provided by (used in) operating activities           (18,941)           (12,035)
                                                             --------           --------
Cash flows from financing activities:
  Proceeds from notes payable - related party                   8,000                 --
  Capital stock issued for cash                                    --             20,800
                                                             --------           --------
Net cash provided by financing activities                       8,000             20,800
                                                             --------           --------

Net increase (decrease) in cash                               (10,941)             8,765

Cash, beginning of the period                                  11,284             10,000
                                                             --------           --------

Cash, end of the period                                      $    343           $ 18,765
                                                             ========           ========

Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                   $     --           $     --
  Income Taxes                                               $     --           $     --


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                 Asteriko Corp.
                  Statement of Stockholders Equity (unaudited)
            For the period from June 30, 2014 through March 31, 2016

                                             Common stock
                                           par value $0.001                                           Total
                                        -----------------------      Additional                    Stockholders'
                                        Number of                     Paid-in      Accumulated        Equity
                                         Shares          Amount       Capital        Deficit         (Deficit)
                                         ------          ------       -------        -------         ---------
Balance at June 30, 2014               5,000,000        $ 5,000      $     --      $  (2,594)        $   2,406

Issuance of common shares for
 cash at $0.01 in December 2014          880,000            880         7,920             --             8,800

Issuance of common shares for
 cash at $0.01 per share in
 January 2015- April 2015              1,200,000          1,200        10,800             --            12,000

Imputed Interest                              --             --           400             --               400

Net Loss                                      --             --            --        (17,872)          (17,871)
                                       ---------        -------      --------      ---------         ---------
Balance June 30, 2015                  7,080,000          7,080        19,120        (20,465)            5,735

Net Loss                                      --             --            --        (18,922)          (18,922)

Imputed Interest                              --             --           547             --               547
                                       ---------        -------      --------      ---------         ---------
Balance, March 31, 2016                7,080,000        $ 7,080      $ 19,667      $ (39,387)        $ (12,640)
                                       =========        =======      ========      =========         =========


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

Following table lists assets and liabilities measured and recognized at fair market value as of:

                                      Fair Value Measurement at March 31, 2016
                                    --------------------------------------------
                                     Level 1           Level 2          Level 3
                                    ---------         ---------        ---------
ASSETS
  Cash and Cash Equivalents         $     343         $      --        $      --
                                    ---------         ---------        ---------
TOTAL ASSETS                              343                --               --
                                    ---------         ---------        ---------
LIABILITIES
  Note Payable - Related Party         13,000                --               --
                                    ---------         ---------        ---------
TOTAL LIABILITIES                      13,000                --               --
                                    ---------         ---------        ---------
                                    $ (12,657)        $      --        $      --
                                    =========         =========        =========

                                       Fair Value Measurement at June 30, 2015
                                    --------------------------------------------
                                     Level 1           Level 2          Level 3
                                    ---------         ---------        ---------

ASSETS
  Cash and Cash Equivalents         $  11,284         $      --        $      --
                                    ---------         ---------        ---------
TOTAL ASSETS                           11,284                --               --
                                    ---------         ---------        ---------
LIABILITIES
  Note Payable - Related Party          5,000                --               --
                                    ---------         ---------        ---------
TOTAL LIABILITIES                       5,000                --               --
                                    ---------         ---------        ---------
                                    $   6,284         $      --        $      --
                                    =========         =========        =========

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

     Office equipment 3 years
     Tools and equipment 5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of March 31, 2016 and June 30, 2015, respectively:

                                         March 31, 2016           June 30, 2015
                                         --------------           -------------
Office equipment
  * Cost                                    $    688                $    688
  * Depreciation                                (210)                   (115)
                                            --------                --------
  * Net                                          478                     573
                                            --------                --------
Tools and equipment
  * Cost                                         787                     787
  * Depreciation                                (152)                    (26)
                                            --------                --------
  * Net                                          635                     761
                                            --------                --------
TOTAL                                       $  1,113                $  1,334
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

The Company did not have any commitments or contingencies as of March 31, 2016 and June 30, 2015.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from April 17, 2014 (inception) through March 31, 2016.

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

There were no potentially dilutive common shares outstanding for the periods ended March 31, 2016 or 2015.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the period from April 17, 2014 (inception) through March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

As of March 31, 2016, there were 7,080,000 total shares issued and outstanding for the total common stock sales of $25,800.

NOTE 5 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

ADVANCES FROM STOCKHOLDER

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. Current balance of such advance is $996. The Company repaid the amount of $607 to the CEO as of March 31, 2016.

NOTE PAYABLE  - CHIEF EXECUTIVE OFFICER

Our President and Director provided $8,000 in additional loan to the company as compared with n/a same period last year. The loan is unsecured, non-interest bearing and due on demand. Current balance is $13,000. We recorded imputed interest $547 for the nine months ended March 31, 2016.

ISSUED SHARES TO RELATED PARTIES

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to Ilia Tomski, CEO of the Company at $0.001 per share, or $5,000 in cash.

On February 19, 2015, the Company sold 80,000 shares of common stock to Ksenia Tomskaia, Treasurer of the Company at $0.001 per share, or $800 in cash.

NOTE 6 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

At end of March 31, 2016, the Company had cumulative net operating loss ("NOL") carry-forwards for Federal income tax purposes of $38,839 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $13,205 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $13,205 for the period from April 17, 2014 (inception) through March 31, 2016.

Components of deferred tax assets are as follows:

                                                March 31, 2016     June 30, 2015
                                                --------------     -------------
Net deferred tax assets - Non-current:
  Net operating loss carry forward                 $(39,387)          $(20,465)
  Imputed Interest                                      547                 --
                                                   --------           --------
  Net Operating Losses Carryforward Cumulative      (38,839)           (20,465)
                                                   --------           --------
  Expected income tax benefit from NOL
   carry-forwards                                    13,205              6,958
                                                   --------           --------
  Less valuation allowance                          (13,205)            (6,958)
                                                   --------           --------
      Deferred tax assets, net of valuation
       allowance                                   $     --           $     --
                                                   ========           ========

INCOME TAX PROVISION IN THE STATEMENT OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                March 31, 2016     June 30, 2015
                                                --------------     -------------

Federal statutory income tax rate                      34.0%              34.0%
Increase (reduction) in income tax provision
 resulting from:
   Net operating loss ("NOL") carry-forward           (34.0)             (34.0)
   Effective income tax rate                            0.0%               0.0%
                                                   --------           --------
Effective income tax rate                               0.0%              0.0%
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are a development stage company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, small batch manufacturing and promoting our new technology. Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their decorative needs. Our initial product is lattice panels designed for suspended ceiling. These panels will dynamically change the color of their surface with the change of the viewing angle and / or the type of illumination. Our aim is to develop Asteriko Corp. in phases. The first phase of development will focus on design solutions. The second phase will be manufacturing. We have identified our target market and obtained initial funding of $13,000 from Mr. Tomski (our President and Director). We will require additional funding in order to pursue our business objectives; there is no guarantee that we will be successful in this regard.

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

Our plan is to carry out a phased approach in establishing and developing Asteriko Corp. The first phase will focus on developing and refining design solutions and producing samples. Second phase will be production and manufacturing.

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

RESULTS OF OPERATION

For the nine months ended March 31, 2016 and 2015 our revenue was $0 and $569 respectively.

For the nine months ended March 31, 2016, our operating expenses were comprised of professional fees of $17,610, imputed interest on note payable of $547 and general and administrative expenses of $765, compared to professional fees of $9,588 and general and administrative expenses of $693 for the nine months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, our revenue was $0 and $0 respectively.

For the three months ended March 31, 2016, our operating expenses were comprised of professional fees of $4,682, imputed interest on note payable of $260 and general and administrative expenses of $249, compared to professional fees of $3,740 and general and administrative expenses of $350 for the three months ended March 31, 2015.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                       Asteriko Corp.


Dated: April 26, 2016                  By: /s/ Ilia Tomski
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           and Chief Financial Officer