Form 10-K
period 2016-06-30
ASTERIKO CORP.
filed 2016-09-09
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-197692

ASTERIKO CORP.
(Exact name of registrant as specified in its charter)

NEVADA	2590	37-1757067
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

	Ilia Tomski President/Secretary
	616 Corporate Way Suite 2-6834, Valley Cottage, NY 10989 Phone: (845) 512-5020 Fax: (845)-709-8101 E-mail: asteriko.corp@gmail.com Web Site: http://www.asteriko.com
(Address and telephone number of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of September 8, 2016, the registrant had 7,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 30, 2016 and 2015.

.

Table of Contents

PART I

4

Item 1. Description of Business

4

Item 1A. Risk Factors.

7

Item 1B. Unresolved Staff Comments.

7

Item 2. Properties.

7

Item 3. Legal Proceedings.

7

Item 4. Mine Safety Disclosures.

8

PART II

9

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.9

Item 6. Selected Financial Data.

9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

12

Item 8. Financial Statements and Supplementary Data.

1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

11

Item 9A. Controls and Procedures.

11

Item 9B. Other Information.

11

PART III

11

Item 10. Directors, Executive Officers and Corporate Governance.

11

Item 11. Executive Compensation.

13

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.14

Item 13. Certain Relationships and Related Transactions, and Director Independence.

14

Item 14. Principal Accounting Fees and Services.

14

PART IV

14

Item 15. Exhibits, Financial Statement Schedules.

14

SIGNATURES

15

PART I

Item 1. Description of Business

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

We are beginning to experiment with rigid and soft foam. It is our understanding that foam sheets of 0.5” to 1.0” thick, rigid or soft, could be made as 3D lattices of adjacent polygons, much like certain types of packing foam. Having painted each face of the polygon into different color will create desired color changing illusion if viewed from different directions.

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

e)

document the technological process and our “know how”

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

Our potential customers will be in the following potential sectors:

First Phase:

•

Building contractors and industrial design and architecture companies

•

Home owners for new builds or renovations

Future phases:

•

Retail establishments e.g. boutique and specialty stores

•

Commercial establishments including restaurants, night clubs, theaters, hotels and fitness clubs

•

Geographically at the initial stage of our development we’ll target the North American markets

Source of revenue

Our main of source of revenue will initially be the sales of design solutions to the house and building designers and constructors i.e.:

1.

Design of color-shifting suspended ceiling panels to customer-provided specifications

2.

Consulting on application and integration of our panels into customer interior or exterior design.

Additional revenue stream is expected to come from manufacturing of color-shifting suspended ceiling surfaces for home owners as well as retail and commercial establishments in the future.

Marketing Strategy

In order to attract customers and promote products, our company has created the website. We will also market through online advertisements. For online and website advertising we will use the following methods:

•

Link our site to free web directories

•

Use shared online advertisement facilities

•

Distribute online banners to attract more attention from the customers and provide credibility to the product by including customer feedback

•

Advertise through classified ads and blogs

•

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

Sources and Availability of Products and Supplies

We believe that our President’s industry experience and connections will enable us to develop the various aspects of the business.  Mr. Tomski has experience with design and engineering of products and creating promotion and marketing packages.  While working as Research Scientist and Industrial Post Doctoral Fellow for Ionics Mass Spectrometry Group Inc., Mr. Tomski (in addition to his main duties as research scientist) has been actively involved in promoting the company products through installations, demonstrations and training provided to existing and potential customers around the world. He also promoted company’s products through onsite and offsite presentations and industrial conferences.  Throughout his career Mr. Tomski has been involved in design and manufacturing of hi-tech industrial equipment such as high vacuum systems for utilization in particle accelerator applications in general and for Accelerator Mass Spectrometry application in particular.  Mr. Tomski has hands on experience in design, manufacturing and operation of ion optical elements such as atmospheric pressure to vacuum sampling interface, ion guides, ion collision cells that are vital components of commercial mass spectrometers for bio-medical applications.  Mr. Tomski has also been involved in design and manufacturing of cryogenic systems for commercial superconducting gravity gradiometer; this includes design and manufacturing of superconducting electrical circuits and gradiometer sensor components.

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

Our initial contract with “Glik-Art” was created to attract new customer with 20% discount for a period of 6 months. Due to different needs of the clients we cannot in advance include in the contract specific materials or design. For each specific order we disclose the type of materials to be used, design specifications and labor rates. Currently we don’t have special relationships with these customers, other than contract with “Glik-Art” offering 20% discount for 6 months.  Any customer may purchase our product based on their needs.

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

Research and Development Activities and Costs

We are capitalizing on prior scientific research and development that was done by our President and Director and have not yet spent any money on R&D. Once this offering is completed we will have the resources to continue our R&D program.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind. We plan to conduct our operations from the facilities that our President provides to us free of charge.  These facilities located at 353 Bathurst Glen Dr. Thornhill, ON Canada and used primarily for manufacturing small batches of 3D lattice panel as a proof of concept and market testing.

Employees

We have commenced only limited operations, and currently have two employees - our President and Director Mr. Tomski, who spends approximately fifteen hours a week on our business and our treasurer Ms. Tomskaia, who devotes up to five hours a week to company’s operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

 As of June 30, 2016, no shares of our common stock have traded.

Number of Holders

As of June 30, 2016, the 7,080,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2016 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our cash balance was $1,380 as of June 30, 2016. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $10,000 of which are legal and registration fees for a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After the twelve months period we may require additional financing, for which we currently don’t have any arrangements.  Our US office is located at 616 Corporate Way, Suite 2-6834, Valley Cottage, NY 10989. Our principal executive office is located at 353 Bathurst Glen Dr., Thornhill, ON L4J 9A3 Canada. Our phone number is (845) 512-5020.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. From inception to June 30, 2016 we have generated  revenues of $3,808; no significant additional revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand our proposed operations, however there is no guarantee that we will stay in business after doing so.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the year ended June 30, 2016

For fiscal year ended June 30, 2016, we have generated $0 revenue as compared with $569 for prior fiscal year.

For fiscal year ended June 30, 2016, our operating expenses were comprised of professional fees of $19,902, general and administrative expenses of $1,580 and imputed interest expense of $907 compared to $16,536 of professional fees, $400 imputed interest and $1,504 of administrative expenses in prior year.

Since inception, we have sold 7,080,000 shares of common stock.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had $1,380 cash and current liabilities of $19,298. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,080,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $25,800. Our president and director also provided $18,000 long term loan to the company (non interest bearing with no fixed term of repayment).

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds from our sole officer and director. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the long-term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general

11

market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The Company’s cash position may not be sufficient to support its daily operations.  No substantial revenues anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates that over the next 12 months the cost of being a reporting public company will be approximately $9,000.

Limited operating history and need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any significant revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

12

Item 8. Financial Statements and Supplementary Data.

Asteriko Corp.

June 30, 2016

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of June 30, 2016 and 2015

Statements of Operations for the Years Ended June 30, 2016 and 2015

Statements of Cash Flows for the Years Ended June 30, 2016 and 2015

Statement of Shareholder's Equity for the Years Ended June 30, 2016 and 2015

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asteriko Corp.

We have audited the accompanying balance sheet of Asteriko Corp. as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asteriko Corp. as of June 30, 2016 and 2015 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

September 8, 2016

Asteriko Corp. Balance Sheets As of June 30, 2016 and June 30, 2015
ASSETS	June 30, 2016	June 30, 2015

Current Assets
Cash	$1,380	11,284
Total Current Assets	1,380	11,284

Property and Equipment, Net	2,171	1,334

Total Assets	3,551	12,618

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts Payable	99	279
Related party loans	1,199	1,604
Note payable – Related party	18,000	5,000
Total Liabilities	19,298	6,883

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 7,080,000 shares issued and outstanding, respectively	7,080	7,080
Additional paid-in capital	20,027	19,120
Accumulated deficit	(42,854)	(20,465)

Total Stockholders’ Equity (Deficit)	(15,747)	5,735

Total Liabilities and Stockholders’ Equity (Deficit)	$3,551	12,618

The accompanying notes are an integral part of these condensed financial statements.

ASTERIKO CORP. Statements of Operations For the Years Ended June 30, 2016 and June 30, 2015
	Year ended June 30, 2016	Year ended June 30, 2015

Revenues	$-	569

Expenses
General and Administrative	1,580	1,504
Imputed Interest Expense	907	400
Professional Fees	19,902	16,536

Total Expense	22,389	18,440

Loss From Operations	(22,389	(17,871

Income Tax Expense	-	-

Net Loss	$(22,389)	(17,871)

Basic and diluted net loss per common share	$ (0.00)	$ .(0.00)

Weighted-average number of common shares outstanding	7,080,000	5,860,274

The accompanying notes are an integral part of these condensed financial statements.

Asteriko Corp. Statements Of Cash Flows For the Years Ended June 30, 2016 and June 30,2015
	Year ended June 30, 2016	Year ended June 30, 2015
Cash flows from operating activities:
Net loss	$(22,389)	(17,871)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	314	130
Imputed Interest Expense	907	400
Changes in operating assets and liabilities:
Accounts Receivable	-	713
Accounts payable	(180)	(497)
Advances from shareholders	(405)	(1,604)

Net cash used in operating activities	(21,753)	(18,729)

Cash flows from investing activities:
Purchase of property and equipment	(1,151)	(787)

Net cash used in investing activities	(1,151)	(787)

Cash flows from financing activities:
Proceeds from notes payable – related party	13,000	-
Common stock issued for cash	-	20,800

Net cash provided by financing activities	13,000	20,800

Net increase (decrease) in cash	(9,904)	1,284

Cash, beginning of the period	11,284	10,000
Cash, end of the period	$1,380	11,284

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

ASTERIKO CORP. Statement of Stockholders Equity For the Years Ended June 30, 2016 and June 30, 2015
	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance, June 30, 2014	5,000,000	5,000	0	(2,594)	2,406
Shares issued for cash	2,080,000	2,080	18,720	-	20,800
Imputed Interest	-	-	400	-	400
Net Loss	-	-	-	(17,871)	($17,871)
Balance, June 30, 2015	7,080,000	7,080	19,120	(20,465)	5,735
Imputed Interest	-	-	907	-	907
Net Loss	-	-	-	(22,389)	(22,389)
Balance, June 30, 2016	7,080,000	7,080	20,027	(42,854)	(15,747)

See accompanying notes to the financial statements.

Asteriko Corp.

June 30, 2016

Notes to the Financial Statements

Note 1 - Organization and Operations

Asteriko Corp. (the “Company”) was incorporated on April 17, 2014 under the laws of the State of Nevada.  The Company provides customers with unique and innovative solutions for their decorative needs. The company’s initial product is lattice panels designed for suspended ceilings.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss
Description	$ -	$ -	$ -	$ -
Balance at June 30, 2015	$ -	$ -	$ -	$ -
Description	$ -	$ -	$ -	$ -
Balance at June 30, 2016	$ -	$ -	$ -	$ -

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of June 30, 2016 and June 30, 2015.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Office equipment 3 years

Tools and equipment 5 years

Other equipment 5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of June 30, 2016 and 2015:

	2016	2015
Office equipment
• Cost	$ 688	$ 688
• Depreciation	(218)	(115)
• Net	470	573
Tools and equipment
• Cost	787	787
• Depreciation	(218)	(26)
• Net	569	761
Other equipment
• Cost	1,151	-
• Depreciation	(19)	-
• Net	1,132	-
TOTAL	$ 2,171	$ 1,334

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of June 30, 2016 and 2015.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended June 30, 2016 and June 30, 2015.

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

There were no potentially dilutive common shares outstanding for the years ended June 30, 2016 and June 30 2015.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements published by FASB applicable to Asteriko Corp’s operations and reporting.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2016 of $42,854, a net loss of $22,389 and negative cash used in operating activities of $21,753 for the year ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares are Common Stock, par value $0.001 per share.

Common Stock – Historical Activities

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

Common Stock – Current 2016 Reporting Period

As of June 30, 2016 there were 7,080,000 total shares issued and outstanding for the total equity value of $25,800.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, the CEO of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

The CEO of the Company advanced $1,199 in aggregate to the Company for the period from April 17, 2014 (inception) through June 30, 2016, none of which has been repaid.

Note Payable  - Chief Executive Officer

The CEO also provided $18,000 loan to the company.  The loan is unsecured, non-interest bearing and due on demand.  We recorded imputed interest $907 during the year ended June 30, 2016 and $400 for the year ended June 30, 2015, which was included under Additional Paid in Capital.

Issued Shares to Related Parties

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to Ilia Tomski, CEO of the Company at $0.001 per share, or $5,000 in cash.

On February 19, 2015, the Company sold 80,000 shares of common stock to Ksenia Tomskaia, Treasurer of the Company at $0.001 per share, or $800 in cash.

Note 6 – Income Tax Provision

Deferred Tax Assets

At June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $42,854 that may be offset against future taxable income through 2035.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,879 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased to $14,879 for year ended June 30, 2016.

Components of deferred tax assets are as follows:

	June 30, 2016	June 30, 2015
Net deferred tax assets – Non-current:
Net operating loss carry forward	(43,761)	(20,465)
Expected income tax benefit from NOL carry-forwards	$14,879	6,958
Less valuation allowance	(14,879	(6,958)

Deferred tax assets, net of valuation allowance	$-	-

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the twelve-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Ilia Tomski	46	President, Secretary, Chief Executive Officer and member of the Board of Directors.
Ksenia Tomskaia	46	Treasurer

Biographical Information and Background of officer and director

Ilia Tomski – President and Director

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

2007-2008.      Research scientist with the University Of Maryland, Department Of Physics, Gravitation Laboratory, Maryland, USA

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

In 2002 Mr. Tomski obtained his Ph.D. in Physics from the University of Toronto.

Mr. Tomski’s schedule currently allows him to spend up to fifteen hours a week on the operations of our company. He is willing to spend more time with the business as it grows. We anticipate him eventually spending about 30 hours a week on matters related to our company’s operations.

The specific experience, qualifications, attributes, and skills in design and project management led to the appointment of Mr. Tomski as our President and Director.

Ksenia Tomskaia - Treasurer

Ksenia Tomskaia has been our Treasurer since inception date of April 17, 2014.

Ms. Tomskaia’s schedule currently allows her to spend up to five hours a week on company’s operations. She indicates willingness to devote more of her business time as our business grows and her services are needed.

Education and Qualifications:

Software Programming Diploma, PrimeTech Institute, Toronto, Canada, 1998

BMO Financial Business Analysis Professional Accreditation Program, Toronto, Canada 2011

Professional Career Highlights:

2005-present

Senior Business Analyst, BMO Financial Group, Toronto Canada

1999-2005

Programmer Analyst and Quality Assurance Analyst, Canada Life Assurance Company, Toronto, Canada

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

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Ilia Tomski (President)	2015	0	0	0	0	0	0	0	0
Ilia Tomski (President)	2016	0	0	0	0	0	0	0	0
Ksenia Tomskaia (Treasurer)	2015	0	0	0	0	0	0	0	0
Ksenia Tomskaia (Treasurer)	2016	0	0	0	0	0	0	0	0

Change of control

As of June 30, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2016 and as of September 8, 2016 by:

• Each of our executive officers;

• Each director;

• Each person known to us to own more than 5% of our outstanding common stock; and

• All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ilia Tomski (President and Director)	5,000,000 shares of common stock	70.6%
	Ksenia Tomskaia (Treasurer)	80,000 shares of common stock	1.1%

The percent of class is based on 7,080,000 shares of common stock issued and outstanding as of September 8, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended June 30, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended June 30, 2016, we incurred $7,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Audit fees incurred during the fiscal year ended June 30, 2015 were $4,050.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

31.1

Certification of Chief Executive Officer Certification Pursuant To Section 302 of the Sarbanes-Oxley Act

31.2

Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ASTERIKO CORP.
By :	/s/ ILIA TOMSKI
Ilia Tomski President and Chief Executive Officer and Chief Financial Officer
Date	September 8, 2016

15