Form 10-K/A
period 2016-06-30
ASTERIKO CORP.
filed 2016-10-27
CIK 1614556

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

                                   Ilia Tomski
                               President/Secretary
                     616 Corporate Way Suite 2-6834, Valley
                                Cottage, NY 10989
                              Phone: (845) 512-5020
                               Fax: (647) 795-8676
                         E-mail: asteriko.corp@gmail.com
          (Address and telephone number of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     Class                                    Outstanding as of October 27, 2016
     -----                                    ----------------------------------
Common Stock: $0.001                                   7,080,000 shares

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-K for the period ended June 30, 2016, filed with the Securities and Exchange Commission on September 9, 2016 (the "Form 10-K"), is solely to correct an inadvertent error on the cover page.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                               Date:   October 27, 2016