Form 10-Q
period 2016-09-30
ASTERIKO CORP.
filed 2016-10-28
CIK 1614556

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-197692

ASTERIKO CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	2590 (Primary Standard Industrial Classification Number)	37-1757067 (IRS Employer Identification Number)

Ilia Tomski

President/Secretary

616 Corporate Way, Suite 2-6834

Valley Cottage, NY 10989

Telephone: (845) 512-5020

Fax: (845) 709-8101

E-mail: asteriko.corp@gmail.com

Web Site: http://www.asteriko.com

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

F-1

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.       Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 27, 2016
Common Stock: $0.001	7,080,000

2 | Page

Table of Contents

PART I - FINANCIAL INFORMATION

4

Item1.  Financial Statements

4

Notes to the Financial Statements (Unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

17

Item 4. Controls and Procedures.

18

PART II – OTHER INFORMATION

19

Item 1. Legal Proceeding.

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3. Default Upon Senior Securities.

19

Item 4. Mine Safety Disclosures.

19

Item 5. Other Information.

19

Item 6. Exhibits.

19

Signatures

19

3 | Page

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Asteriko Corp.

Balance Sheet

As of September 30, 2016 and June 30, 2016

	September 30, 2016 (Unaudited)	June 30, 2016
ASSETS

Current Assets
Cash	$ 3,267	$ 1,380
Total Current Assets	3,267	1,380

Property and Equipment, Net	2,040	2,171

Total Assets	$ 5,307	$ 3,551

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts Payable	$ 99	$ 99
Related Party loans	31	1,199
Note Payable – Related Party	25,000	18,000
Total liabilities	25,130	19,298

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,080,000 shared issued and outstanding, respectively	7,080	7,080
Additional Paid-In Capital	20,447	20,027
Accumulated Deficit	(47,350)	(42,854)

Total Stockholders’ Equity (Deficit)	(19,823)	(15,747)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 5,307	$ 3,551

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

Asteriko Corp.

Statement of Operations

Unaudited

For the Quarter Ended September 30, 2016 and September 30, 2015

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015

Revenues	-	569

Expenses
General and Administrative	346	258
Imputed Interest Expense	420	106
Professional Fees	3,729	10,468

Total Expense	4,495	10,832

Loss From Operations	(4,495)	(10,832)

Income Tax Expense	-	-

Net Loss	(4,495)	(10,832)

Basic and diluted net loss per common share	$ (0.00)	$ .(0.00)

Weighted-average number of common shares outstanding	7,080,000	7,080,000

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

Asteriko Corp.

Statements of Cash Flows

Unaudited

For the Quarter Ended September 30, 2016 and September 30, 2015

	Quarter Ended September 30, 2016	Quarter Ended September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	($4,495)	($10,832)

Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	131	74
Imputed Interest Expense	420	106
Changes in Operating Assets and Liabilities:
Accounts Payable	-	(279)
Advances From Shareholders	(1,169)	(151)

Net Cash Used in Operating Activities	(5,113)	(11,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Notes Payable – Related Party	7,000	4,000
Net Cash Provided by Financing Activities	7,000	4,000

Net Increase (Decrease) in Cash	1,887	(7,082)

Cash, Beginning of Period	1,380	11,284
Cash, End of Period	$ 3,267	$ 4,202

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy

7 | Page

which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Fair Value Measurement at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents	3,267
Total Assets	3,267
Liabilities
Accounts Payable	99
Directors Loan	31
Note Payable - Related Party	25,000
Total Liabilities	25,130
	(21,863)

	Fair Value Measurement at June 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash and Cash Equivalents	1,380
Total Assets	1,380
Liabilities
Accounts Payable	99
Directors Loan	1,199
Note Payable - Related Party	18,000
Total Liabilities	19,298
	(17,918)

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

8 | Page

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Office equipment 3 years

Tools and equipment 5 years

Other equipment 5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of September 30, 2016 and June 30, 2016:

	September	June
Office equipment
• Cost	$ 688	$ 688
• Depreciation	(278)	(218)
• Net	410	470
Tools and equipment
• Cost	787	787
• Depreciation	(231)	(218)
• Net	556	569
Other equipment
• Cost	1,151	1,151
• Depreciation	(77)	(19)
• Net	1,074	1,132
TOTAL	$ 2,040	$ 2,171

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

9 | Page

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

The Company did not have any commitments or contingencies as of September 30, 2016 and June 30, 2016.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the

10 | Page

provisions of Section 740-10-25 for the period from April 17, 2014 (inception) through September 30, 2016.

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

There were no potentially dilutive common shares outstanding for the periods ended September 30, 2016 or September 30, 2015.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements published by FASB applicable to Asteriko Corp’s operations and reporting.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2016 of $47,350, a net loss of $4,495 and negative cash used in operating activities of $5,113 for the quarter ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

11 | Page

.

Note 4 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of September 30, 2016, there were 7,080,000 total shares issued and outstanding for the total common stock sales of $25,800.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time CEO of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.  Current balance of such advance is $31.

The Company repaid the amount of $1,199 to the CEO during quarter ended September 30, 2016.

Note Payable  - Chief Executive Officer

CEO provided $7,000 in additional loans to the company during quarter ended September 30, 2016 compared with $4,000 advanced during quarter ended September 30, 2015.  The loan is unsecured, non-interest bearing and due on demand.  Current balance is $25,000.  We recorded imputed interest $420 for the quarter ended September 30, 2016 and $106 for the quarter ended September 30, 2015, which was included under Additional Paid in Capital.

Issued Shares to Related Parties

On April 17, 2014, upon formation, the Company sold 5,000,000 shares of common stock to Ilia Tomski, CEO of the Company at $0.001 per share, or $5,000 in cash.

On February 19, 2015, the Company sold 80,000 shares of common stock to Ksenia Tomskaia, Treasurer of the Company at $0.001 per share, or $800 in cash.

Note 6 – Income Tax Provision

Deferred Tax Assets

At end of September 30, 2016, the Company had cumulative net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $47,350 that may be offset against future taxable income through 2036.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,099 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $16,099 as of September 30, 2016 and $14,879 as of June 30, 2016.

Components of deferred tax assets are as follows:

	September 30, 2016	June 30, 2016
Net Deferred Tax Asset – Non-current
Net Operating Loss Carry Forward	($47,350)	($43,761)
Expected Income Tax Benefit from NOL Carry Forward	16,099	14,879
Less: Valuation Allowance	(16,099)	(14,879)

Deferred Tax Asset, Net of Valuation Allowance	$ -	$ -

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

13 | Page

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a development stage company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, small batch manufacturing and promoting our new technology.  Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their decorative needs. Our initial product is lattice panels designed for suspended ceiling. These panels will dynamically change the color of their surface with the change of the viewing angle and / or the type of illumination. Our aim is to develop Asteriko Corp. in phases.  The first phase of development will focus on design solutions.  The second phase will be manufacturing. We have identified our target market and obtained initial funding of $25,000 from Mr. Tomski (CEO). We will require additional funding in order to pursue our business objectives; there is no guarantee that we will be successful in this regard.

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

14 | Page

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

15 | Page

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

Our initial contract with “Glik-Art” was created to attract new customer with 20% discount for a period of 6 months. Due to different needs of the clients we cannot in advance include in the contract specific materials or design. For each specific order we disclose the type of materials to be used, design specifications and labor rates. Currently we don’t have special relationships with these customers, other than contract with “Glik-Art” offering 20% discount for 6 month.  Any customer may purchase our product based on their needs.

Results of Operation

For the quarter ended September 30, 2016 and September 30, 2015 we have not generated any revenue.

For the quarter ended September 30, 2016, our operating expenses were comprised of professional fees of $3,729, imputed interest on note payable of $420 and general and administrative expenses of $346, compared to professional fees of $10,468, imputed interest of $106 and general and administrative expenses of $258 for the quarter ended September 30, 2015.

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

The independent auditors' audit report accompanying our June 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

16 | Page

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17 | Page

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Default Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

No report required.

Item 5. Other Information.

No report required.

Item 6. Exhibits.

3.1       Certification of the Chief Executive and Financial Officer pursuant to

         Section 302 of the Sarbanes-Oxley Act of 2002

3.2       Certification of the Chief Executive and Financial Officer pursuant to

         U.S.C. Section 1350 as adopted pursuant to Section 906 of the

         Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asteriko Corp.

Dated: October 27, 2016

By: /s/ Ilia Tomski

President and Chief Executive Officer

Chief Financial Officer

18 | Page