Form 10-Q
period 2016-12-31
ASTERIKO CORP.
filed 2017-03-06
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

ASTERIKO CORP
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

488, Soi Rachada Niwet Samsen Nok, Ratchadapisek Samsennok, Huai Khwang, Bangkok, Thailand 10310

(Address of principal executive offices)

+65-2-274-3403

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,080,000 shares of $0.001 par value common stock outstanding as of December 31, 2016.

   ASTERIKO CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2016

Unless otherwise noted, references in this registration statement to "Asteriko Corp." the "Company," "we," "our" or "us" means Asteriko Corp. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may, “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Asteriko Corp.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(UNAUDITED)
ASSETS
Current assets
Cash	$13	$1,380

Total current assets	13	1,380

Non-Current assets
Property and equipment, net	-	2,171

Total assets	$13	$3,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payables	$99	$99
Other payables - related parties	111,358	-
Related party loans	30	1,199
Note payable - related party	25,000	18,000
Total current liabilities	136,487	19,298

Total liabilities	136,487	19,298

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,080,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	7,080	7,080
Additional paid in capital	15,141	20,027
Accumulated deficit	(158,695)	(42,854)
Total shareholders' deficit	(136,474)	(15,747)

Total liabilities and stockholders’ deficit	$13	$3,551

See accompanying notes to these unaudited consolidated financial statements.

Asteriko Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31, 2016	For the Three Months Ended December 31, 2015	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
Operating expenses:
General and administrative	$11,132	$257	$11,478	$515
Imputed interest expense	-	181	420	287
Professional fees	100,214	2,460	103,943	12,928

Total operating expenses	111,346	2,898	115,841	13,730

Loss from operations	(111,346)	(2,898)	(115,841)	(13,730)

Loss before provision for income taxes	(111,346)	(2,898)	(115,841)	(13,730)

Provision for income taxes	-	-	-	-

Net loss	$(111,346)	$(2,898)	$(115,841)	$(13,730)

Net loss per common share - basic	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Net loss per common share - diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Weighted average common shares outstanding - basic and diluted	7,080,000	7,080,000	7,080,000	7,080,000

See accompanying notes to these unaudited consolidated financial statements.

Asteriko Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,841)	$(13,730)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	131	147
Imputed interest expense	420	287
Changes in assets and liabilities:
Other payables - related parties	111,358	-
Accounts payable	-	(180)
Advance from shareholders	-	(4)

Cash used in operating activities	(3,932)	(13,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	$7,000	4,000
Repayment of related party loans	(1,169)	-
Cash distributed to former shareholder	(3,266)	-

Net cash provided by financing activities	2,565	4,000

Net decrease in cash and cash equivalents	(1,367)	(9,480)

Cash and cash equivalents at beginning of period	1,380	11,284
Cash and cash equivalents at end of period	$13	$1,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid by related parties	$111,345	$-
Property and equipment distributed to former shareholder	$2,040	$-

See accompanying notes to these unaudited consolidated financial statements.

Asteriko Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Asteriko Corp. was incorporated on April 17, 2014 under the laws of the state of Nevada. The Company provides customers with unique and innovative solutions for their decorative needs. The Company’s initial product is lattice panels designed for suspended ceiling.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company's President and CEO, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 5,000,000 shares of common stock of the Company for cash consideration of $246,000. Kido's total share ownership is equivalent to 70.62% ownership of the Company, constituting control. In connection with the stock purchase transaction, the Company distributed cash of $3,266 and property and equipment of $2,040 to Ilia Tomski. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Corporation, and on the same day the shareholders of the Corporation voted Ms. Somporn Phatchan as Director and CEO of the Company, and Eng Wah Kung as Chief Financial Officer and Director; and Yun Chen Zou as Chief Operating Officer and Director.

On December 17, 2016, the Company acquired 100% equity interest in Astral Investments Limited (“Astral”), a British Virgin Islands (BVI) company incorporated and owned by Ms. Somporn, with a consideration of $50,000. Since the Company and Astral are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. Astral had no assets, liabilities, or any operations since its establishment on October 4, 2016. The consideration is of the same amount as Astral's registered capital, neither of which was paid as of the filing date.

On December 17, 2016, Ms. Somporn Phatchan, on behalf of Astral, paid MOP 25,000 (appropriately $3,205) to owners of Star Alliance Macau Ltd. (“SA Macau”) to take over its ownership. SA Macau was incorporated on December 18, 2015 and had no assets, liabilities, or any operations since its establishment and prior to the takeover. The amount paid was recorded as compensation cost. The Company intends to build SA Macau as its cost center in the future.

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Limited (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn, with a consideration of THB10,000,000 (appropriately $285,489). Since Astral and SA Thailand are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. SA Thailand had no assets, liabilities, or any operations since its establishment on July 22, 2016 and prior to the acquisition.

The Company intends to provide travel and adventure packages to MICE (Meeting, Incentive, Convention, Events) tourists primarily in the Asia region. Services and products to be provided by SA Thailand will initially include pre-arranged tours, customized packages according to clients’ specifications, travel consultation, and as time progresses making reservations for lodging amongst other related services.

The Company owned the following subsidiaries on December 31, 2016. The following table depicts the identity of our 100% owned subsidiaries:

Name of Subsidiary	Place of Incorporation
Astral Investments Limited (“Astral”)	BVI
Star Alliance Macau Ltd. (“SA Macau”)	Macau

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2016, have been omitted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries of which are under common control and ownership. The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

Asteriko Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements that conform with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

Property, Plant and Equipment

Property, plant and equipment are recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives of 5 years of the related assets.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of property, plant and equipment, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be reflected in operations.

The Company will assess the recoverability of property, plant and equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Asteriko Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company's financial instruments consist principally of cash and accounts payables. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

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

It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company’s operating business is Hong Kong Dollars (HKD). The consolidated financial statements are translated into USD from HKD at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority ("HKMA"), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8. Thus, the consistent exchange rate used has been 7.80 HKD per each USD.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of our revenue transactions are transacted in the functional currency. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than the HKD or USD. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

Basic and Diluted Loss per Common Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Asteriko Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company continues as a going concern. The Company has a history of operating losses. As shown in the accompanying financial statements, the Company has accumulated deficit of $158,695 and negative working capital of $136,474 as of December 31, 2016, and net loss of $115,841 and negative cash flows in operating activities of $3,932 for the six months ended December 31, 2016. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

However, after the takeover by new management on November 25, 2016, the Company, through its 100% indirectly owned subsidiary SA Thailand, which was acquired on February 2, 2017, is principally engaged in providing pre-arrange tours, customized packages according to clients’ specifications and travel consultation services. We believed after the new business implemented, we will able to generate sufficient revenue to cover the expenses and report profits in year 2017.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Asteriko Corp.

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 - Related Party Transactions

Advances and loans from related parties

The Company's officers, directors and related parties, from time to time, provided advances and loans to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing and unsecured and payable on demand. The due to related parties amounts on December 31, 2016 and June 30, 2016 were as follows:

Name of related parties	Relationship with the Company	Category	December 31, 2016	June 30, 2016
Somporn Phatchan	Current controlling shareholder and director	Advance	$4,218	$-
Ilia Tomski	Former controlling shareholder and CEO	Related party loans	$30	$1,199
Ilia Tomski	Former controlling shareholder and CEO	Note payable	$25,000	$18,000
SA Thailand	Entity under common control of Somporn Phatchan	Advance	$107,140	$-

Acquisition of subsidiaries from Related Party

On December 17, 2016, the Company acquired 100% equity interest in Astral with a consideration of $50,000. The Company and Astral are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control.

On February 2, 2017, Astral acquired 100% equity interest in SA Thailand with a consideration of THB10,000,000 (appropriately $285,489). Astral and SA Thailand are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control.

Also refer to Note 1 for details.

Note 5 - Subsequent Events

On January 6, 2017, the Company filed with Secretary of State of Nevada to change its name to Star Alliance International Corp. and conduct a forward split of the Company’s common stock at the rate of 5:1. The Company is still waiting for the Financial Industry Regulatory Authority’s approval for the changes to be effective as of the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Asteriko Corp. (ATRK) a listed Company, was formed in the state of Nevada on April 17, 2014 under the name Asteriko Corp. to provide customers with unique and innovative solutions for their decorative needs. The company’s initial product is lattice panels designed for suspended ceilings.

After the takeover by new management on November 25, 2016, the Company, through its 100% indirectly owned subsidiary SA Thailand, which was acquired on February 2, 2017, is principally engaged in providing pre-arrange tours, customized packages according to clients’ specifications and travel consultation services.

We believe that the tourism industry has undergone rapid growth of unsurpassed nature over the last several decades. This has mainly been due to the advent of a borderless world and increased information dissemination about the majestic sceneries throughout the world.

We also believe that we are on the brink of penetrating a lucrative market in a rapidly growing industry. The current trend towards an increase in the number of tourists entering Asia presents an opportunity for the Company to penetrate the market. An opportunity for the Company success exists because the Asia tourism industry is growing at a rapid pace annually. The Company is poised to take advantage of this growth and moderate competition in the city travel portion of the industry, with a dedicated and experienced staff, excellent networking, and effective management and marketing. The Company intends to provide travel and adventure packages to MICE tourists primarily in the Asia region. Services and products to be provided by SA Thailand will initially include pre-arranged tours, customized packages according to clients’ specifications, travel consultation, and as time progresses making reservations for lodging amongst other related services. SA Thailand seeks to differentiate itself as the premier tour agency group in Asia tapping the huge MICE market. SA Thailand’s services will be positioned very carefully: they will be of extremely high quality, comfortable, informative and tailored to the clients’ needs such that they will enable individuals to have a greater appreciation of the natural environment and its intricacies.

The new marketing strategy will be based mainly on ensuring customers know about SA Thailand’s existence and the services we are going to fulfil. Hence our intention is to make the right information available to the right target customers. This will be done through implementing a market penetration strategy that will ensure that we are well known and respected in the tourism industry. We will ensure that our prices take into consideration peoples' budgets, that these people appreciate the services, know that it exists, and how to contact us. The marketing will convey the sense of quality in every picture, every promotion, and every publication. Our promotional strategy will involve integrating advertising, events, personal selling, public relations, direct marketing and the Internet. It is important to recognize that we do not intend to just take individuals on sightseeing excursions, but also to ensure that they appreciate nature through informative briefings on objects' origins. This element will assist in differentiating us from our competitors and contribute towards the development of a sustainable competitive advantage. Hence, we need to engage the right people in the right place at the right time if we are to ensure optimum growth. We intend to develop our team so that our people can grow as the company grows - a mutually beneficial relationship.

Results of Operations for the Six and Three Months Ended December 31, 2016

General and administrative expenses

General and administrative expenses were $11,478 for the six months ended December 31, 2016, compared to $515 for the six months ended December 31, 2015, an increase of $10,963.

General and administrative expenses were $11,132 for the three months ended December 31, 2016, compared to $257 for the three months ended December 31, 2015, an increase of $10,875.

Professional fees

Professional fees were $103,943 for the six months ended December 31, 2016, compared to $12,928 for the six months ended December 31, 2015, an increase of $91,015.

Professional fees were $100,214 for the three months ended December 31, 2016, compared to $2,460 for the three months ended December 31, 2015, an increase of $97,754.

Net loss

Net loss for the six months ended December 31, 2016 was $115,841. For the six months ended December 31, 2015, the Company recorded net loss of $13,730.

Net loss for the three months ended December 31, 2016 was $111,346. For the three months ended December 31, 2015, the Company recorded net loss of $2,898.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at December 31, 2016 and June 30, 2016.

	December 31, 2016	June 30, 2016
Total Assets	13	3,551

Accumulated Deficit	(158,695)	(42,854)

Stockholders’ Deficit	(136,474)	(15,747)

Working Capital Deficit	(136,474)	(17,918)

Net cash used in operating activities total $3,932 during the six months ended December 31, 2016.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from provision of pre arrange tours, customized packages according to clients specification and travel consultation services.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

None

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Evaluation of Disclosure Controls and Procedures

Our CEO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, he concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee;
•	The Company is lack of segregation of duties and well established procedures to authorize and approve related party transactions.
•	The Company does not have an independent body to oversee our internal controls over financial reporting.

We plan to rectify these weaknesses by implementing an independent board of directors.

Changes in Internal Control Over Financial Reporting

Due to the change of management on November 25, 2016, there were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 6th March 2017	By:	/s/ Somporn PHATCHAN
Somporn PHATCHAN
Chief Executive Officer

	By:	/s/ Eng Wah KUNG
Date: 6th March 2017		Eng Wah KUNG
Chief Financial Officer

