Form 10-K/A
period 2016-06-30
ASTERIKO CORP.
filed 2017-03-23
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10 K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

	Somporn Phatchan, CEO
	488, Soi Rachada Niwet Samsen Nok, Ratchadapisek Samsennok, Huai Khwang, Bangkok, Thailand 10310

Phone: (65) 2274 3403 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of September 8, 2016, the registrant had 7,080,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 30, 2016 and 2015.

Note – This Amendment is filed to clarify Management’s report per Item 308 under Section 9A, Controls and Procedures. All other aspects of the original filing remain unchanged.

i

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

Our cash balance was $1,380 as of June 30, 2016. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $10,000 of which are legal and registration fees for a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After the twelve months period we may require additional financing, for which we currently don't have any arrangements. Our US office is located at 616 Corporate Way, Suite 2-6834, Valley Cottage, NY 10989. Our principal executive office is located at 353 Bathurst Glen Dr., Thornhill, ON L4J 9A3 Canada. Our phone number is (845) 512-5020.

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

June 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asteriko Corp.

We have audited the accompanying balance sheet of Asteriko Corp. as of June 30, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Asteriko Corp.

Statements of Operations

For the Years Ended June 30, 2016 and June 30, 2015

	Year ended June 30, 2016	Year ended June 30, 2015
Revenues	$–		569
Expenses
General and Administrative	1,580		1,504
Imputed Interest Expense	907		400
Professional Fees	19,902		16,536
Total Expense	22,389		18,440
Loss From Operations	(22,389		(17,871
Income Tax Expense	–		–
Net Loss	$(22,389)		(17,871)

Basic and diluted net loss per common share	$(0.00)	$	.(0.00)

Weighted-average number of common shares outstanding	7,080,000		5,860,274

The accompanying notes are an integral part of these condensed financial statements.

Asteriko Corp.

Statements Of Cash Flows

For the Years Ended June 30, 2016 and June 30,2015

	Year ended June 30, 2016	Year ended June 30, 2015
Cash flows from operating activities:
Net loss	$(22,389)	(17,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	314	130
Imputed Interest Expense	907	400
Changes in operating assets and liabilities:
Accounts Receivable	–	713
Accounts payable	(180)	(497)
Advances from shareholders	(405)	(1,604)
Net cash used in operating activities	(21,753)	(18,729)

Cash flows from investing activities:
Purchase of property and equipment	(1,151)	(787)
Net cash used in investing activities	(1,151)	(787)

Cash flows from financing activities:
Proceeds from notes payable – related party	13,000	–
Common stock issued for cash	–	20,800
Net cash provided by financing activities	13,000	20,800
Net increase (decrease) in cash	(9,904)	1,284
Cash, beginning of the period	11,284	10,000
Cash, end of the period	$1,380	11,284

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$–	$–
Income Taxes	$–	$–

The accompanying notes are an integral part of these condensed financial statements.

Asteriko Corp.

Statement of Stockholders Equity

For the Years Ended June 30, 2016 and June 30, 2015

	Common stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit )
Balance, June 30, 2014	5,000,000	5,000	0	(2,594)	2,406
Shares issued for cash	2,080,000	2,080	18,720	–	20,800
Imputed Interest	–	–	400	–	400
Net Loss	–	–	–	(17,871)	($17,871)
Balance, June 30, 2015	7,080,000	7,080	19,120	(20,465)	5,735
Imputed Interest	–	–	907	–	907
Net Loss	–	–	–	(22,389)	(22,389)
Balance, June 30, 2016	7,080,000	7,080	20,027	(42,854)	(15,747)

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss (“NOL”) carry – forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Following table lists assets and liabilities measured and recognized at fair market value as of:

	Level 1	Level 2	Level 3	Total Realized Loss
Description	$–	$–	$–	$–
Balance at June 30, 2015	$–	$–	$–	$–
Description	$–	$–	$–	$–
Balance at June 30, 2016	$–	$–	$–	$–

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Office equipment	3 years
Tools and equipment	5 years
Other equipment	5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Property, Plant and Equipment schedule as of June 30, 2016 and 2015:

	2016	2015
Office equipment
Cost	$688	$688
Depreciation	(218)	(115)
Net	470	573
Tools and equipment
Cost	787	787
Depreciation	(218)	(26)
Net	569	761
Other equipment
Cost	1,151	–
Depreciation	(19)	–
Net	1,132	–
TOTAL	$2,171	$1,334

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825 – 10 – 15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements published by FASB applicable to Asteriko Corp's operations and reporting.

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

Note 6 – Income Tax Provision

Deferred Tax Assets

At June 30, 2016, the Company had net operating loss (“NOL”) carry – forwards for Federal income tax purposes of $42,854 that may be offset against future taxable income through 2035. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company's net deferred tax assets of approximately $14,879 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased to $14,879 for year ended June 30, 2016.

Components of deferred tax assets are as follows:

	June 30, 2016	June 30, 2015
Net deferred tax assets – Non-current:
Net operating loss carry forward	(43,761)	(20,465)
Expected income tax benefit from NOL carry-forwards	$14,879	6,958
Less valuation allowance	(14,879	(6,958)

Deferred tax assets, net of valuation allowance	$–	–

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30th, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial records.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30th, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO (2013).

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended June 30th, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer Certification Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of Chief Financial Officer Certification Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document *
101 CAL	XBRL Calculation Linkbase Document *
101 LAB	XBRL Labels Linkbase Document *
101 PRE	XBRL Presentation Linkbase Document *
101 DEF	XBRL Definition Linkbase Document *

___________________

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ASTERIKO CORP.

By:	/s/ Somporn Phatchan, CEO

/s/ Eng Wah Kung, CFO

Date:	March 23rd, 2017

