Form 10-Q
period 2017-03-31
Star Alliance International Corp.
filed 2017-05-15
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

STAR ALLIANCE INTERNATIONAL CORP
(Formerly known as Asteriko Corp.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,400,000 shares of $0.001 par value common stock outstanding as of March 31, 2017.

STAR ALLIANCE INTERNATIONAL CORP.

(Formerly known as Asteriko Corp.)

FORM 10-Q

Quarterly Period Ended March 31, 2017

Unless otherwise noted, references in this registration statement to “Star Alliance International Corp.”, the “Company,” “we,” “our” or “us” means Star Alliance International Corp. and its subsidiaries.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(UNAUDITED)
ASSETS
Current assets
Cash	$7,031	$1,380
Prepayments and other current assets	12,704	-

Total current assets	19,735	1,380

Non-Current assets
Property and equipment, net	19,995	2,171

Total assets	$39,730	$3,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$15,747	$99
Other payables - related party	200,746	-
Related party loans	30	1,199
Note payable - related party	25,000	18,000
Total current liabilities	241,523	19,298

Total liabilities	241,523	19,298

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,400,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively (*)	35,400	35,400
Additional paid in capital	272,310	(8,293)
Accumulated other comprehensive loss	(23,572)	-
Accumulated deficit	(485,931)	(42,854)
Total shareholders’ deficit	(201,793)	(15,747)

Total liabilities and stockholders’ deficit	$39,730	$3,551

See accompanying notes to these unaudited consolidated financial statements.

(*)	In January 2017, Board of Directors of the Company approved a 5 for 1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016
Operating expenses:
General and administrative	$195,824	$249	$207,302	$765
Imputed interest expense	-	260	420	547
Professional fees	131,637	4,682	235,580	17,610

Total operating expenses	327,461	5,191	443,302	18,922

Loss from operations	(327,461)	(5,191)	(443,302)	(18,922)

Interest income	225	-	225	-

Total other income	225	-	225	-

Loss before provision for income taxes	(327,236)	(5,191)	(443,077)	(18,922)

Provision for income taxes	-	-	-	-

Net loss	$(327,236)	$(5,191)	$(443,077)	$(18,922)

Other comprehensive loss
Foreign currency translation adjustment	(23,572)	-	(23,572)	-

Total comprehensive loss	(350,808)	(5,191)	(466,649)	(18,922)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted (*)	35,400,000	35,400,000	35,400,000	35,400,000

See accompanying notes to these unaudited consolidated financial statements.

(*)	In January 2017, Board of Directors of the Company approved a 5 for 1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31, 2017	For the Nine Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(443,077)	$(18,922)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,796	221
Imputed interest expense	420	547
Changes in assets and liabilities:
Prepayments and other current assets	(12,704)	-
Accounts payable	19,866	(180)
Advances from shareholders	-	(607)

Cash used in operating activities	(428,699)	(18,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26,660)
Capital contribution of subsidiary	285,489	-

Cash provided by investing activities	258,829	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	7,000	8,000
Repayment of related party loans	(1,169)	-
Cash distributed to former shareholder	(3,266)	-
Proceeds of borrowings from director	196,528	-

Net cash provided by financing activities	199,093	8,000

Net increase (decrease) in cash and cash equivalents	29,223	(10,941)

Effect of foreign exchange rate changes	(23,572)	-
Cash and cash equivalents at beginning of period	1,380	11,284
Cash and cash equivalents at end of period	$7,031	$343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid by related party	$4,218	$-
Property and equipment distributed to former shareholder	$2,040	$-

 See accompanying notes to these unaudited consolidated financial statements.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Nature of Business

Nature of Business

Star Alliance International Corp. (the “Company”), formerly known as Asteriko Corp., was incorporated on April 17, 2014 under the laws of the state of Nevada. The Company provided customers with unique and innovative solutions for their decorative needs. The Company’s initial product is lattice panels designed for suspended ceiling.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company’s controlling shareholder, President and CEO, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company for cash consideration of $246,000. Kido’s total share ownership is equivalent to 70.62% ownership of the Company, constituting control. In connection with the stock purchase transaction, the Company distributed cash of $3,266 and property and equipment of $2,040 to Ilia Tomski. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, and Eng Wah Kung as Chief Financial Officer and Director; and Yun Chen Zou as Chief Operating Officer and Director.

On December 17, 2016, the Company acquired 100% equity interest in Astral Investments Limited (“Astral”), a British Virgin Islands (BVI) company incorporated and owned by Ms. Somporn, with a consideration of $50,000. Since the Company and Astral are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. Astral had no assets, liabilities, or any operations since its establishment on October 4, 2016. The consideration is of the same amount as Astral’s registered capital, neither of which was paid as of the filing date.

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

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Limited (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (appropriately $285,489). Since Astral and SA Thailand are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. SA Thailand had no assets, liabilities, or any operations except for the registered capital of $285,489 since its establishment on July 22, 2016 and prior to the acquisition. The consideration for the acquisition is not paid as of the filing date.

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

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The accompanying consolidated financial statements and notes to the financial statements give retroactive effect to the Stock Split and have been adjusted for all periods presented.

The Company owned the following subsidiaries on March 31, 2017. The following table depicts the identity of our 100% owned subsidiaries:

Name of Subsidiary	Place of Incorporation
Astral Investments Limited (“Astral”)	BVI
Star Alliance Macau Ltd. (“SA Macau”)	Macau
Star Alliance Inter Co., Limited (“SA Thailand”)	Thailand

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2016, have been omitted.

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

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements that conform with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and impairment losses and is depreciated using the straight-line method. Significant improvements are capitalized when it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. When improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements automatically transfers to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather it is an intangible right to use and benefit from the improvements during the term of the lease. Leasehold improvements are depreciated over the lesser of lease term or 5 years of the related assets.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be reflected in operations.

The Company will assess the recoverability of property and equipment by determining whether the depreciation of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

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

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

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

The Company’s financial instruments consist principally of cash, other current assets and accounts payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currencies of the Company’s operating business are Hong Kong Dollars (HKD) and Thai Baht (THB). The consolidated financial statements are translated into USD from HKD or THB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority (“HKMA”), Hong Kong’s central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8. Thus, the consistent exchange rate used has been 7.80 HKD per each USD.

Exchange gains or losses arising from foreign currency transactions are included in the determination of total comprehensive loss for the respective periods. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than the HKD, THB, or USD. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

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

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company continues as a going concern. The Company has a history of operating losses. As shown in the accompanying financial statements, the Company has accumulated deficit of $485,931 as of March 31, 2017, and net loss of $443,077 and negative cash flows in operating activities of $428,699 for the nine months ended March 31, 2017. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

After the takeover by new management on November 25, 2016, the Company, through its 100% indirectly owned subsidiary SA Thailand, which was acquired on February 2, 2017, is principally engaged in providing pre-arrange tours, customized packages according to clients’ specifications and travel consultation services. The Company believes it will be able to generate sufficient revenue to cover the expenses and report profits in the future after implementation of new business.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 - Related Party Transactions

Advances and loans from related parties

The Company’s officers, directors and related parties, from time to time, provided advances and loans to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing and unsecured and payable on demand. The due to related parties amounts on March 31, 2017 and June 30, 2016 were as follows:

Name of related parties	Relationship with the Company	Category	March 31, 2017	June 30, 2016
Somporn Phatchan	Current controlling shareholder, CEO and Director	Advance	$200,746	$-
Ilia Tomski	Former controlling shareholder, President and CEO	Related party loans	$30	$1,199
Ilia Tomski	Former controlling shareholder, President and CEO	Note payable	$25,000	$18,000

Among the advances from Somporn Phatchan of $200,746, $4,218 was payments made by Somporn Phatchan on behalf of the Company during the ordinary course of business, and $196,528 was cash advances to the Company.

Cash and property and equipment distributed to related party

On November 25, 2016, Kido acquired 25,000,000 shares of common stock of the Company from Ilia Tomski, the former controlling shareholder, President and CEO of the Company. In connection with the stock purchase transaction, the Company distributed cash of $3,266 and property and equipment of $2,040 to Ilia Tomski. Also refer to Note 1 for details.

Acquisition of subsidiaries from related party

On December 17, 2016, the Company acquired 100% equity interest in Astral with a consideration of $50,000. The Company and Astral are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control.

On February 2, 2017, Astral acquired 100% equity interest in SA Thailand with a consideration of THB10,000,000 (appropriately $285,489). Astral and SA Thailand are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control. SA Thailand had no assets, liabilities, or any operations except for the registered capital of $285,489 since its establishment on July 22, 2016 and prior to the acquisition. The consideration for the acquisition is not paid as of the filing date.

Also refer to Note 1 for details.

Note 5 – Property and Equipment, Net

Property and equipment consisted of the following on March 31, 2017 and June 30, 2016:

Please underline this line in PDF version

	March 31, 2017	June 30, 2016
Leasehold improvements	$26,660	$-
Office equipment	-	2,626
Sub-total	26,660	2,626
Less: accumulated depreciation	$(6,665)	$(455)
Property and equipment, net	$19,995	$2,171

Depreciation expense charged to operations were $6,796 and $221 for the nine months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .

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

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017.

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

The new marketing strategy will be based mainly on ensuring customers know about SA Thailand’s existence and the services we are going to fulfil. Hence our intention is to make the right information available to the right target customers. This will be done through implementing a market penetration strategy that will ensure that we are well known and respected in the tourism industry. We will ensure that our prices take into consideration peoples’ budgets, that these people appreciate the services, know that it exists, and how to contact us. The marketing will convey the sense of quality in every picture, every promotion, and every publication. Our promotional strategy will involve integrating advertising, events, personal selling, public relations, direct marketing and the Internet. It is important to recognize that we do not intend to just take individuals on sightseeing excursions, but also to ensure that they appreciate nature through informative briefings on objects’ origins. This element will assist in differentiating us from our competitors and contribute towards the development of a sustainable competitive advantage. Hence, we need to engage the right people in the right place at the right time if we are to ensure optimum growth. We intend to develop our team so that our people can grow as the company grows - a mutually beneficial relationship.

Results of Operations for the Nine and Three Months Ended March 31, 2017

General and administrative expenses

General and administrative expenses were $207,302 for the nine months ended March 31, 2017, compared to $765 for the nine months ended March 31, 2016, an increase of $206,537.

General and administrative expenses were $195,824 for the three months ended March 31, 2017, compared to $249 for the three months ended March 31, 2016, an increase of $195,575.

Professional fees

Professional fees were $235,580 for the nine months ended March 31, 2017, compared to $17,610 for the nine months ended March 31, 2016, an increase of $217,970.

Professional fees were $131,637 for the three months ended March 31, 2017, compared to $4,682 for the three months ended March 31, 2016, an increase of $126,955.

Net loss

Net loss for the nine months ended March 31, 2017 was $443,077. For the nine months ended March 31, 2016, the Company recorded net loss of $18,922.

Net loss for the three months ended March 31, 2017 was $327,236. For the three months ended March 31, 2016, the Company recorded net loss of $5,191.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders’ deficit and working capital at March 31, 2017 and June 30, 2016.

	March 31, 2017	June 30, 2016
Total Assets	39,730	3,551

Accumulated Deficit	(485,931)	(42,854)

Stockholders’ Deficit	(201,793)	(15,747)

Working Capital Deficit	(221,788)	(17,918)

Net cash used in operating activities total $428,699 during the nine months ended March 31, 2017.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from provision of pre-arrange tours, customized packages according to client specification and travel consultation services.

Inflation

The rate of inflation has had little impact on the Company’s results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

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

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15th, 2017	By:	/s/ Somporn PHATCHAN
Somporn PHATCHAN
Chief Executive Officer

	By:	/s/ Eng Wah KUNG
Date: May 15th, 2017		Eng Wah KUNG
Chief Financial Officer

