Form 10-K
period 2017-06-30
Star Alliance International Corp.
filed 2017-11-27
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-197692

STAR ALLIANCE INTERNATIONAL CORP.
(Formerly known as Asteriko Corp.)
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Penthouse 1-21-1, Suntech Penang Cybercity, Lintang Mayang Pasir 3, Bayan Baru, 11950 Penang, Malaysia
(Address of principal executive offices)

+60-4-192-788
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

No market value had been computed based upon the fact that no active trading data was available as of June 30, 2017.

As of November 27, 2017, the Registrant has 35,400,000 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STAR ALLIANCE INTERNATIONAL CORP.

(Formerly known as Asteriko Corp.)

Annual Report on Form 10-K

For the Fiscal Years Ended June 30, 2017 and 2016

Special Note Regarding Forward Looking Statements

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS

Corporate History

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014. Our initial business plan was to provide customers with unique and innovative solution for their decorative needs. The Company’s initial product was lattice panels designed for suspended ceiling. We had generated limited earnings under this plan.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company’s controlling shareholder, President and CEO, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% of ownership, for cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned from his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, who resigned on July 31, 2017, and Eng Wah Kung as Chief Financial Officer and Director; and Yun Chen Zou as Chief Operating Officer and Director.

On December 17, 2016, the Company acquired 100% equity interest in Astral Investments Limited (“Astral”), a British Virgin Islands (BVI) company incorporated and owned by Ms. Somporn Phatchan, with a consideration of $50,000. Since the Company and Astral are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. Astral had no assets, liabilities, or any operations since its establishment on October 4, 2016. The consideration is of the same amount as Astral’s registered capital, neither of which was paid as of June 30, 2017.

On December 17, 2016, Ms. Somporn Phatchan, on behalf of Astral, paid MOP 25,000 (approximately $3,205) to owners of Star Alliance Macau Ltd. (“SA Macau”) to take over its ownership. SA Macau was incorporated on December 18, 2015 and had no assets, liabilities, or any operations since its establishment and prior to the takeover. The amount paid was recorded as compensation cost.

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a 5-for-1 Forward Stock Split (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The accompanying financial statements and notes to the financial statements give retroactive effect to the Stock Split and have been adjusted for all periods presented.

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Limited (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (approximately $285,489). Since Astral and SA Thailand are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. SA Thailand had no assets, liabilities, or any operations except for the registered capital of $285,489 since its establishment on July 22, 2016 and prior to the acquisition. The consideration for the acquisition was not paid as of June 30, 2017.

The Company intended to provide travel and adventure packages to MICE (Meeting, Incentive, Convention, Events) tourists primarily in the Asia region. Services and products to be provided by SA Thailand would initially include pre-arranged tours, customized packages according to clients’ specifications, travel consultation, and as time progressed making reservations for lodging amongst other related services.

On June 30, 2017, pursuant to a stock purchase agreement entered into by and between Ms. Somporn Phatchan and the Company, all common shares of Astral were sold to Ms. Somporn Phatchan for a consideration of $1. On the same day, Astral, SA Macau and SA Thailand are no longer wholly owned subsidiaries of the Company. Management has identified a new business plan. The Company intends to provide professional investment consultancies and advisory services to foreign investors who are interested in investing or setting up a business in Malaysia, especially in Penang.

On July 31, 2017, Ms. Somporn Phatchan resigned from her positions as the CEO and Director of the Company. On the same day, the shareholders voted Dr. Kok Chee Lee, as CEO and Director of the Company.

Employees

The Company currently has no employees other than CEO and CFO. Management of the Company expect to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies

Item 1B Unresolved Staff Comments.

Not applicable

Item 2. Properties.

See Note 8 for details.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’ s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of June 30, 2017, no shares of our common stock have been traded.

Number of Holders

As of June 30, 2017, the 35,400,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our cash balance was $0 as of June 30, 2017. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds borrowed from our Director and CEO. The CEO has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. From inception to June 30, 2016 we generated revenues of $3,808; for the year ended June 30, 2017, there was no revenue generated. And no significant additional revenue is anticipated until we establish a feasible business plan which can bring stable source of income. There is no assurance we would ever reach that stage.

We are an “ emerging growth company ” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies ” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the years ended June 30, 2017 and 2016

For the fiscal years ended June 30, 2017 and 2016, we have generated revenue of $0.

For the year ended June 30, 2017, our operating expenses were comprised of professional fees of $242,737, general and administrative expenses of $253,853 and imputed interest expense of $420 as compared to $19,902 of professional fees, $907 imputed interest and $1,580 of administrative expenses in the prior year.

Since inception, we have sold 35,400,000 shares of common stock.

Plan of Operations

We expect that working capital requirements will continue to be funded through borrowing from related parties. We are searching for new business opportunities.

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had $0 cash and current liabilities of $25,897. The Company had a negative working capital and it is not sufficient for the Company to remain operational in a short term. As of June 30, 2016, the Company had cash of $1,380 and current liabilities 19,298.

Net cash used in operating activities was $279,671 for the year ended June 30, 2017 as compared to the net cash used in operating activities of $21,753 for the year ended June 30, 2016. The change resulted mainly from our increased net loss during the fiscal year ended June 30, 2017.

Net cash used in investing activities was $27,081 for the year ended June 30, 2017. The net cash used in investing activities was $1,151 for the year ended June 30, 2016.

Net cash provided by financing activities was $329,251 and $13,000 for the years ended June 30, 2017 and 2016, respectively. The increase was due to the increased borrowing from CEO.

Over the next twelve months, we expect our principle source of liquidity will be dependent on borrowings from related parties.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Star Alliance International Corp.

We have audited the accompanying balance sheet of Star Alliance International Corp. (formerly known as Asteriko Corp. and “the Company”) as of June 30, 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Alliance International Corp. as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Star Alliance International Corp.

We have audited the accompanying balance sheet of Star Alliance International Corp. as of June 30, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Alliance International Corp. as of June 30, 2016 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

September 8, 2016

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

BALANCE SHEETS

	June 30,	June 30,
	2017	2016

ASSETS
Current assets
Cash	$-	$1,380

Total current assets	-	1,380

Non-current assets
Property and equipment, net	-	2,171

Total assets	$-	$3,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$-	$99
Accrued expenses and other payable	25,897	-
Related party loans	-	1,199
Note payable - related party	-	18,000
Total current liabilities	25,897	19,298

Total liabilities	25,897	19,298

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,400,000 shares issued and outstanding as of June 30, 2017 and 2016 (*)	35,400	35,400
Additional paid-in capital	478,339	(8,293)
Accumulated deficit	(539,636)	(42,854)
Total stockholders’ deficit	(25,897)	(15,747)

Total liabilities and stockholders’ deficit	$-	$3,551

The accompanying notes are an integral part of these financial statements.

(*) In January 2017, Board of Directors of the Company approved a 5-for-1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Statements of Operations and Comprehensive Loss

	Year ended June 30, 2017	Year ended June 30, 2016
Operating expenses:
General and administrative	$253,853	$1,580
Imputed interest expense	420	907
Professional fees	242,737	19,902

Total operating expenses	497,010	22,389

Loss from operations	(497,010)	(22,389)

Other income
Interest income	228	-

Total other income	228	-

Loss before provision for income taxes	(496,782)	(22,389)
Provision for income taxes	-	-

Net loss	$(496,782)	$(22,389)

Other comprehensive loss
Foreign currency translation adjustment	(23,879)	-
Total other comprehensive loss	(23,879)	-

Total comprehensive loss	(520,661)	(22,389)

Net loss per common stock – basic and diluted	$(0.01)	$(0.00)
Weighted average common stocks outstanding - basic and diluted (*)	35,400,000	35,400,000

The accompanying notes are an integral part of these financial statements.

(*) In January 2017, Board of Directors of the Company approved a 5-for-1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Statements of Cash Flows

	Year Ended June 30, 2017	Year Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(496,782)	$(22,389)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,653	314
Imputed interest expense	420	907
Changes in assets and liabilities:
Prepayments and other current assets	(12,904)	-
Accounts payable	194,808	(180)
Accrued expenses and other payable	27,134	-
Advances from shareholders	-	(405)

Cash used in operating activities	(279,671)	(21,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27,081)	(1,151)

Cash used in investing activities	(27,081)	(1,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributed to related parties	(4,879)	-
Repayments to related parties	(635,024)	-
Proceeds of borrowings from related parties	683,665	13,000
Capital contribution of subsidiaries	285,489	-

Net cash provided by financing activities	329,251	13,000

Effect of foreign exchange on cash	(23,879)	-
Net decrease in cash	(1,380)	(9,904)
Cash at the beginning of year	1,380	11,284
Cash at the end of year	$-	$1,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid by related party	$194,809	$-
Property and equipment distributed to and liabilities assumed by former shareholder	$23,089	$-
Assets and liabilities of subsidiaries disposed of to entity under common control	$206,392	$-

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Statements of Stockholders’ Deficit

	Common stock (*)		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, June 30, 2015	35,400,000	$35,400	$(9,200)	$(20,465)	$5,735

Imputed interest	-	-	907	-	907
Net loss	-	-	-	(22,389)	(22,389)
Balance, June 30, 2016	35,400,000	$35,400	$(8,293)	$(42,854)	$(15,747)

Imputed interest	-	-	420	-	420
Net liabilities forgiven by former shareholder	-	-	19,823	-	19,823
Increase in additional paid-in capital in connection with disposal of subsidiaries	-	-	466,389	-	466,389
Net loss	-	-	-	(496,782)	(496,782)
Balance, June 30, 2017	35,400,000	$35,400	$478,339	$(539,636)	$(25,897)

See accompanying notes to the financial statements

(*) In January 2017, Board of Directors of the Company approved a 5-for-1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split.

Star Alliance International Corp.

(Formerly known as Asteriko Corp.)

Notes to the Financial Statements

For the Years Ended June 30, 2017 and 2016

Note 1 - Organization and Operations

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014. Our initial business plan was to provide customers with unique and innovative solution for their decorative needs. The Company’s initial product was lattice panels designed for suspended ceiling. We had generated limited earnings under this plan.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company’s controlling shareholder, President and CEO at the time, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% of ownership, for cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, Eng Wah Kung as Chief Financial Officer and Director, and Yun Chen Zou as Chief Operating Officer and Director.

On December 17, 2016, the Company acquired 100% equity interest in Astral Investments Limited (“Astral”), a British Virgin Islands (“BVI”) company incorporated and owned by Ms. Somporn Phatchan, with a consideration of $50,000.

On December 17, 2016, Ms. Somporn Phatchan, on behalf of Astral, paid MOP 25,000 (approximately $3,205) to owners of Star Alliance Macau Ltd. (“SA Macau”) to take over its ownership.

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The accompanying financial statements and notes to the financial statements give retroactive effect to the Stock Split and have been adjusted for all periods presented.

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Limited (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (approximately $285,489).

The Company intended to provide travel and adventure packages to MICE (Meeting, Incentive, Convention, Events) tourists primarily in the Asia region. Services and products to be provided by SA Thailand would initially include pre-arranged tours, customized packages according to clients’ specifications, travel consultation, and as time progressed making reservations for lodging amongst other related services. However, as the business did not bring any revenue and the management determined that this business plan did not work well, which led to the disposal transaction mentioned as below.

On June 30, 2017, pursuant to a stock purchase agreement entered into by and between Ms. Somporn Phatchan and the Company, all common shares of Astral were sold to Ms. Somporn Phatchan for a consideration of $1. Starting from the same day, Astral, SA Macau and SA Thailand are no longer wholly owned subsidiaries of the Company.

See Note 4 – Stockholders’ Deficit for details of the above transactions.

On July 31, 2017, Ms. Somporn Phatchan resigned from her positions as the CEO and Director of the Company. On the same day, the shareholders voted Dr. Kok Chee Lee, as CEO and Director of the Company.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’ s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles in the United States of America.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

On June 30, 2017, the Company disposed of Astral, SA Macau and SA Thailand. The accompanying balance sheets present the financial position of Star Alliance International Corp. only. The related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2017 contain the result of operations and cash flows of Star Alliance International Corp., and the subsidiaries that were disposed of on June 30, 2017. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2

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

Level 3	Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued expenses and other payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related party’s due to their related party nature.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, certificates of deposit and all highly liquid investments with maturities of three months or less at the time of purchase. The cash balances were $0 and $1,380, respectively, as of June 30, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property and equipment is calculated on the straight-line method. Significant improvements are capitalized when it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. When improvements are made to real property and those improvements are permanently affixed to the property, the title to those improvements is automatically transferred to the owner of the property. The lessee’s interest in the improvements is not a direct ownership interest but rather an intangible right to use and benefit from the improvements during the term of the lease. Leasehold improvements are depreciated over the lesser of lease term of the related leased assets or 5 years.

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts, and any resulting gain or loss will be reflected in operations.

The Company will assess the recoverability of property and equipment by determining whether the depreciation of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Property and equipment schedule as of June 30, 2017 and 2016 is as the following:

	June 30, 2017	June 30, 2016
Leasehold improvements	$-	$-
Office equipment	-	2,626

Total cost	-	2,626
Accumulated depreciation	$-	$455

Property and equipment, net	$-	$2,171

The depreciation expense for the years ended June 30, 2017 and 2016 was $7,653 and $314, respectively.

Related Parties

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended June 30, 2017 and June 30, 2016.

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars (USD). The functional currencies of SA Macau and SA Thailand were Hong Kong Dollars (HKD) and Thai Baht (THB), respectively. The financial statements were translated into USD from HKD or THB at period-end exchange rates for assets and liabilities, and weighted average exchange rates for expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

All foreign currency translations incurred in subsidiaries that were acquired during the year ended June 30, 2017 and disposed of on June 30, 2017 and the exchange losses and accumulated other comprehensive income were recorded as changes in additional paid-in capital in the accompanying financial statements as the disposal transaction was between entities under common control.

Basic and Diluted Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the years ended June 30, 2017 and June 30, 2016.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standard update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2017 of $539,636, working capital deficit of $25,897 and net cash used in operating activities of $279,671 for the years ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders’ Deficit

On November 25, 2016, Ilia Tomski, former President and CEO of the Company, consummated a sale of 25,000,000 shares of the Company’s common stock to Kido for an aggregate purchase price of $246,000, representing 70.62% of ownership of the Company. Kido is a wholly owned entity by Ms. Somporn Phatchan, CEO and Director of the Company who was appointed on November 25, 2016 and resigned on July 31, 2017. In connection with the stock purchase transaction, the Company distributed cash of $3,266 and property and equipment of $2,040 to Ilia Tomski and liabilities of $25,129 were assumed by Ilia Tomski which resulted in a forgiveness of net liabilities of $19,823.

On December 17, 2016, the Company acquired 100% equity interest in Astral, a BVI company incorporated and owned by Ms. Somporn Phatchan, with a consideration of $50,000. Since the Company and Astral are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. Astral had no assets, liabilities, or any operations since its establishment on October 4, 2016. The consideration is of the same amount as Astral’s registered capital, neither of which was paid as of June 30, 2017.

On December 17, 2016, Ms. Somporn Phatchan, on behalf of Astral, paid MOP 25,000 (approximately $3,205) to owners of SA Macau to take over its ownership. SA Macau was incorporated on December 18, 2015 and had no assets, liabilities, or any operations since its establishment and prior to the takeover. The amount paid was recorded as compensation cost.

In January 2017, Board of Directors of the Company approved a 5-for-1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares. The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split for all the periods presented.

On February 2, 2017, Astral acquired 100% equity interest in SA Thailand, a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (approximately $285,489). Since Astral and SA Thailand are under common control of Ms. Somporn Phatchan, the acquisition was recorded as a transaction between entities under common control. SA Thailand had no assets, liabilities, or any operations except for the registered capital of $285,489 since its establishment on July 22, 2016 and prior to the acquisition. The consideration for the acquisition was not paid as of June 30, 2017.

During the year ended June 30, 2017, there was imputed interest expense in the amount of $420 bearing from notes payable to related party and recorded as additional contribution from shareholder. For the year ended June 30, 2016, there was imputed interest expense of $907 bearing from notes payable to related party and recorded as additional contribution from shareholder.

On June 30, 2017, pursuant to a stock purchase agreement entered into by and between the Company and Ms. Somporn Phatchan, owner of Kido which is a controlling shareholder of the Company, all shares of common stock of Astral were sold to Ms. Somporn Phatchan for a consideration of $1. Upon disposal, Astral and its subsidiaries had cash of $1,613 which was considered as distributed to shareholder. The net liabilities and accumulated other comprehensive loss disposed of, totaling $466,389, were recorded as a net increase in additional paid-in capital as the transaction was between entities under common control.

Note 5 – Related Party Transactions

On June 8, 2017, Stal Business Services Sdn Bhd (“SBSSB”), a wholly owned company by Kok Chee Lee, CEO and Director of the Company appointed on July 31, 2017, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free until December 31, 2017. During the year ended June 30, 2016, the Company was provided office space by its former President, Ilia Tomski, at no cost.

During the year ended June 30, 2017, the Company incurred expenses of $187,650 for consulting and translation services provided by LWH Investments Ltd. (“LWH”), which fully owns LWH Advisory Ltd., the second largest shareholder of the Company as of the filing date.

From time to time, the CEO of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest-bearing and due on demand. For the year ended June 30, 2017, the Company had total cash borrowings of $683,665 from related parties. Included in this amount, the Company borrowed $7,000 of cash by issuing notes payable to Ilia Tomski, former President, and had cash borrowings for the aggregate amount of $676,665 from Ms. Somporn Phatchan, CEO and Director of the Company who resigned on July 31, 2017. Cash borrowing from Ilia Tomski was $13,000 by issuing note payable to him for the year ended June 30, 2016. Imputed interest expenses on the notes payable issued to Ilia Tomski were $420 and $907, respectively, for the years ended June 30, 2017 and 2016.

During the year ended June 30, 2017, the Company repaid to related parties in the total amount of $635,024, including repayments of $633,855 to Ms. Somporn Phatchan and $1,169 to Ilia Tomski. No repayment was made to related parties during the year ended June 30, 2016.

During the year ended June 30, 2017, cash of $4,879 was distributed to related parties. On November 25, 2016, cash of $3,266 was distributed to Ilia Tomski, former President, with the change of major shareholder. On June 30, 2017, cash of $1,613 was distributed to Somporn Phatchan when Astral and its subsidiaries were disposed of.

Total operating expenses of $194,809 were paid by Ms. Somporn Phatchan on behalf of the Company during the year ended June 30, 2017.

For the year ended June 30, 2016, the Company borrowed cash advances of $405 from Ilia Tomski, former President, for operating purpose.

Property and equipment and liabilities for the net amount of $23,089 were assumed by Ilia Tomski, former President when Kido acquired 25,000,000 shares of common stock from Ilia Tomski on November 25, 2016.

On December 17, 2016, the Company acquired 100% equity interest in Astral with a consideration of $50,000. The Company and Astral are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control.

On February 2, 2017, Astral acquired 100% equity interest in SA Thailand with a consideration of THB10,000,000 (approximately $285,489). Astral and SA Thailand are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control.

On June 30, 2017, pursuant to a stock purchase agreement, Ms. Somporn Phatchan purchased all shares of common stock of Astral for a consideration of $1. Non-cash assets and liabilities with a net amount of $206,392 were disposed of, which resulted in an increase in additional paid-in capital as the transaction was between entities under common control.

See Note 4 – Stockholders’ Deficit for details of the abovementioned transactions.

Note 6 – Income Tax

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. We note that these loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Net operating loss	$183,476	$14,879
Valuation allowance	(183,476)	(14,879)
Total deferred tax assets	$-	$-

At June 30, 2017 and 2016, the Company had $539,636 and $42,854, respectively, in unused federal net operating loss carry-forwards, which begin to expire in the year 2035. The deferred tax asset at each date of approximately $183,476 and $14,879 resulting from the loss carry-forwards has been offset by a 100% valuation allowance because of the uncertainty regarding its realization.

The Company did not have any taxable income for the years ended June 30, 2017 and 2016.

Note 7 – Disposal of Subsidiaries

During the year ended June 30, 2017, Astral and its subsidiaries, SA Thailand and SA Macau suffered significant losses and did not bring profits as expected. The management decided to search for new business opportunities. On June 30, 2017, the Company entered into an agreement with Ms. Somporn Phatchan, the owner of Kido which is a controlling shareholder of the Company. Pursuant to the agreement, all shares of common stock of Astral were sold to Ms. Somporn Phatchan for a consideration of $1. The disposal resulted in a net increase of $466,389 in additional paid-in capital as the transaction was between entities under common control.

The Company is a shell with nominal operations. The disposal does not constitute a strategic shift that will have a major effect on the Company’s operations or financial results and as such, the disposal is not classified as discontinued operations in our financial statements.

Note 8 – Commitment and Contingencies

During the year ended June 30, 2016, the Company entered into an office lease agreement with Ms. Jinda Anandtametin, a third-party individual, through SA Thailand, which originally covered the period from July 1, 2016 to June 30, 2019. The monthly payment was THB400,000 (approximately $5,722). The Company ceased to be responsible for the lease as of June 30, 2017 when Astral was sold to Ms. Somporn Phatchan, CEO and Director of the Company who was appointed on November 25, 2016 and resigned on July 31, 2017.

On June 8, 2017, SBSSB, a wholly owned company by Kok Chee Lee, CEO and Director of the Company appointed on July 31, 2017, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free until December 31, 2017. Also see Note 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

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

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017 using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

•	The Company is lack of segregation of duties.
•	Lack of an audit committee and independent directors
•

The management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

•

We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial statements. The management of the Company does not have sufficient knowledge of all necessary financial statement disclosures that are required to be made in accordance with U.S. GAAP and SEC requirements.

•	Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

The Company is evaluating the necessity of implementing an independent board of directors to rectify these weaknesses.

Changes in Internal Control over Financial Reporting

Such officer also confirmed that there was no change in our internal control over financial reporting during the twelve-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year ended June 30, 2017, but was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Kok Chee Lee	60	Chief Executive Officer and member of the Board of Directors, who was appointed on July 31, 2017
Somporn Phatchan	31	Chief Executive Officer and member of the Board of Directors, who was appointed on November 25, 2016 and resigned on July 31, 2017
Eng Wah Kung	56	Chief Financial Officer and member of the Board of Directors

Biographical Information and Background of officer and director

Kok Chee Lee – CEO and Executive Director appointed on July 31, 2017

Dr. Kok Chee LEE, aged 60, is the CEO and executive director of the Company. He brings extensive public management experience, and was previously a Deputy Chief of a Police Center at Bayan Baru, Penang, Malaysia. He served more than 42 years in the Police Force of Penang, Malaysia until retirement on July 1st, 2016. During the last 5 years he held senior managerial position in JPJKK branch (security and community department) and Hal Ehwal Awam in Penang, overseeing 840 policemen. In 2014, Dr Lee was awarded the Bentera Pasukan Polis by the king of Malaysia at the Palace, in Kuala Lumpur for his contribution to the force and the nation. Dr Lee holds a doctorate degree in business Administration, and a Master of Business Administration from University Utara Malaysia, as well as a bachelor degree of Law (Honors) from University of Wolverhampton, United Kingdom.

Somporn Phatchan – CEO and Executive Director who resigned on July 31, 2017

Ms. Somporn PHATCHAN, 30, is a noted businesswoman from Thailand. From 2006, she worked in various Thailand based tour and travel companies acting in senior management positions. From 2010 to 2016, she was CEO and director of 123 Inter Tour Co. Ltd., Thailand. She holds a bachelor’s degree (Honors) in Hotel & Tourism Management with Stamford International University, Thailand. She was responsible for formulation of the Company's long and short term plans using her extensive knowledge, skills and experiences in the industry. Ms. Sompron Phatchan resigned from her positions as CEO and Director of the Company on July 31, 2017.

Eng Wah Kung – CFO and Executive Director

Mr. Eng Wah KUNG, 56, holds a diploma in Hotel Management and Food and Beverage with Les Roches, Switzerland. Prior to joining the Company, he has been acting as the CEO and director for another US listed company, LWH Biomass Inc. (fka Glorywin Entertainment Group Inc), in-charge of overseeing its direction and financial performance since June 2014. He was also the general manager of several Southeast Asian hotel operation companies including Nha Trang Lodge, Vietnam and NCL Cambodia Pte Ltd. He has over 33 years’ experience in senior management positions in hotel and travel industry.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees. As of the date of this annual report, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d) (5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of June 30, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Significant employees

We currently have no employees other than CEO and CFO. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Ilia Tomski (President)	2016	0	0	0	0	0	0	0	0
Ksenia Tomskaia (Treasurer)	2016	0	0	0	0	0	0	0	0
Somporn Phatchan (CEO, resigned on July 31, 2017)	2017	0	0	0	0	0	0	0	0
Eng Wah Kung (CFO)	2017	12,000	0	0	0	0	0	0	0

There was no formal employment arrangement with former major shareholder and President, Ilia Tomski as of June 30, 2017. Mr. Ilia Tomski resigned as the President and CEO of the Company on November 25, 2016.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2017. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2017 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During the fiscal year ended June 30, 2017, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2016 and as of the date of this annual report by:

•	Each of our executive officers;

•	Each director;

•	Each person known to us to own more than 5% of our outstanding common stock; and

•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Kok Chee Lee (CEO and Executive Director)	0	0%
	Eng Wah Kung (CFO and Executive Director)	0	0%
	Somporn Phatchan (CEO and Executive Director who resigned on July 31, 2017, 100% owner of Kido Inter Co., Ltd.)	0	70.62%

The percent of class is based on 35,400,000 shares of common stock issued and outstanding as of June 30, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended June 30, 2016, the Company was provided office space by its former President, Ilia Tomski at no cost. The management determined not to recognize the rent expense since the amount was nominal. There was no such transaction incurred during the year ended June 30, 2017. On June 8, 2017, Stal Business Services Sdn Bhd (“SBSSB”), a wholly owned company by Kok Chee Lee, CEO and Director of the Company appointed on July 31, 2017, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free until December 31, 2017.

During the year ended June 30, 2017, the Company incurred expenses of $187,650 for consulting and translation services provided by LWH Investments Ltd. (LWH), which fully owns LWH Advisory Ltd., the second largest shareholder of the Company as of the filing date.

From time to time, the CEO of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. For the year ended June 30, 2017, the Company had total cash borrowings of $683,665 from related parties. Included in this amount, the Company borrowed $7,000 of cash by issuing notes payable to Ilia Tomski, former President and the Company also had cash borrowings for the aggregate amount of $676,665 from Somporn Phatchan, CEO and Director of the Company who resigned on July 31, 2017. Cash borrowing from Ilia Tomski was $13,000 by issuing note payable to him for the year ended June 30, 2016. Imputed interest expenses on the notes payable issued to Ilia Tomski were $420 and $907, respectively, for the years ended June 30, 2017 and 2016.

During the year ended June 30, 2017, the Company repaid to related parties in the total amount of $635,024, including repayments of $633,855 to Ms. Somporn Phatchan and $1,169 to Ilia Tomski. No repayment was made to related parties during the year ended June 30, 2016.

Total operating expenses of $194,809 were paid by Somporn Phatchan on behalf of the Company during the year ended June 30, 2017. For the year ended June 30, 2016, the Company borrowed cash advances of $405 from Ilia Tomski, former President, for operating purpose.

During the year ended June 30, 2017, cash of $4,879 was distributed to related parties. On November 25, 2016, cash of $3,266 was distributed to Ilia Tomski, former President with the change of major shareholder. On June 30, 2017, cash of $1,613 was distributed to Somporn Phatchan when Astral and its investments were disposed. During the year ended June 30, 2016, no cash was distributed to related parties.

Property and equipment and liabilities for the net amount of $23,089 were assumed by Ilia Tomski, former President, when Kido acquired 25,000,000 shares of common stock from Ilia Tomski on November 25, 2016. There was no such transaction during the year ended June 30, 2016.

On December 17, 2016, the Company acquired 100% equity interest in Astral with a consideration of $50,000. The Company and Astral are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control.

On February 2, 2017, Astral acquired 100% equity interest in SA Thailand with a consideration of THB10,000,000 (approximately $285,489). Astral and SA Thailand are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control. During the year ended June 30, 2016, there was no such transaction incurred with related party.

On June 30, 2017, pursuant to a stock purchase agreement, Ms. Somporn Phatchan purchased all shares of common stock of Astral for a consideration of $1. There was non-cash assets and liabilities with a net amount of $206,392 disposed of, which resulted in an increase in additional paid-in capital as the transaction was between entities under common control. During the year ended June 30, 2016, there was no such transaction between the Company and any related party.

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On January 23, 2017, we engaged MaloneBailey, LLP (“MB”) as our new independent registered public accounting firm. The appointment of MB was approved by our Board of Directors. During the fiscal year ended June 30, 2017, we did not consult with MB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and MB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During fiscal year ended June 30, 2017, we incurred $15,600 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Audit fees incurred during the fiscal year ended June 30, 2016 were $7,350.

Tax Fees

During the year ended June 30, 2017, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended June 30, 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Star Alliance International Corp.

	By :	/s/ Kok Chee Lee
Kok Chee Lee
Chief Executive Officer

	Date	November 27, 2017

	By :	/s/ Eng Wah Kung
Eng Wah Kung
Chief Financial Officer

	Date	November 27, 2017

