Form 10-Q
period 2017-09-30
Star Alliance International Corp.
filed 2017-12-08
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

STAR ALLIANCE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Penthouse 1-21-1, Suntech Penang Cybercity, Lintang Mayang Pasir 3, Bayan Baru, 11950 Penang, Malaysia
(Address of principal executive offices)

+60 4 192 788

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,400,000 shares of $0.001 par value common stock outstanding as of December 8, 2017.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2017

Unless otherwise noted, references in this registration statement to the "Company," "we," "our" or "us" means Star Alliance International Corp..

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

Forward-looking statements may include the words “may”, “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$20,897	$25,897
Other payable – related party	15,171	-
Total current liabilities	36,068	25,897

Total liabilities	36,068	25,897

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,400,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	35,400	35,400
Additional paid-in capital	478,339	478,339
Accumulated deficit	(549,807)	(539,636)
Total stockholders’ deficit	(36,068)	(25,897)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016

Operating expenses:
General and administrative	$3,171	$346
Imputed interest expense	-	420
Professional fees	7,000	3,729

Total operating expenses	10,171	4,495

Loss from operations	(10,171)	(4,495)

Loss before provision for income taxes	(10,171)	(4,495)

Provision for income taxes	-	-

Net loss	$(10,171)	$(4,495)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted (*)	35,400,000	35,400,000

(*) In January 2017, Board of Directors of the Company approved a 5-for-1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The weighted average common shares outstanding for the three months ended September 30, 2016 have been retroactively restated to reflect the Stock Split.

Star Alliance International Corp.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,171)	$(4,495)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	131
Imputed interest expense	-	420
Changes in assets and liabilities:
Accrued expenses	10,171	-
Advance from shareholders	-	(1,169)

Cash used in operating activities	-	(5,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of borrowings from related party	-	7,000

Net cash provided by financing activities	-	7,000

Net increase in cash	-	1,887

Cash at the beginning of period	-	1,380
Cash at the end of period	$-	$3,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid by related party	$15,171	$-

See accompanying notes to these unaudited financial statements.

Star Alliance International Corp.

Notes to the Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada. Our initial business plan was to provide customers with unique and innovative solution for their decorative needs. The Company’s initial product was lattice panels designed for suspended ceiling. We had generated limited earnings under this plan.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company's controlling shareholder, President and CEO at the time, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% of ownership, for cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, Eng Wah Kung as Chief Financial Officer and Director; and Yun Chen Zou as Chief Operating Officer and Director.

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

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The share information for the three months ended September 30, 2016 has been retroactively stated to reflect the Stock Split in the accompanying statements of operations.

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Limited (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (appropriately $285,489).

The Company originally intended to provide travel and adventure packages to MICE (Meeting, Incentive, Convention, Events) tourists primarily in the Asia region. Services and products provided by SA Thailand would initially include pre-arranged tours, customized packages according to clients’ specifications, travel consultation, and as time progresses making reservations for lodging amongst other related services. However, as the business plan did not bring any revenues, the management determined that this business plan did not work well, which led to the disposal transaction mentioned as below.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2017, have been omitted.

Star Alliance International Corp.

Notes to the Financial Statements

(Unaudited)

Use of Estimates

The preparation of the financial statements that conform with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities, and the disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

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

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

Star Alliance International Corp.

Notes to the Financial Statements

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

The Company's financial instruments consist principally of accrued expenses. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to substantiate this.

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

Star Alliance International Corp.

Notes to the Financial Statements

(Unaudited)

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has accumulated deficit of $549,807 as at September 30, 2017, negative working capital of $36,068, and no cash flows from operating activities for the three months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Star Alliance International Corp.

Notes to the Financial Statements

(Unaudited)

Note 4 - Related Party Transactions

On June 8, 2017, Stal Business Services Sdn Bhd (“SBSSB”), a wholly owned company by Kok Chee Lee, CEO and Director of the Company, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free during the three months ended September 30, 2017. During the three months ended September 30, 2016, the Company was provided office space by its former President and CEO, Ilia Tomski, at no cost.

As of September 30, 2017, amount due to related party was $15,171 as operating expenses of $15,171 were paid by Kok Chee Lee, CEO and Director of the Company, on behalf of the Company during the three months ended September 30, 2017. The borrowing is unsecured, non-interest-bearing and due on demand. As of June 30, 2017, there was no amount due to related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Star Alliance International Corp Corp. was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada. Our initial business plan was to provide customers with unique and innovative solution for their decorative needs. The Company’s initial product was lattice panels designed for suspended ceiling. We had generated limited earnings under this plan.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company's controlling shareholder, President and CEO at the time, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% of ownership, for cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, Eng Wah Kung as Chief Financial Officer and Director; and Yun Chen Zou as Chief Operating Officer and Director.

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

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The share information for the three months ended Sep 30, 2017 has been retroactively stated to reflect the Stock Split in the accompanying statements of operations.

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Limited (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (appropriately $285,489).

The Company intended to provide travel and adventure packages to MICE (Meeting, Incentive, Convention, Events) tourists primarily in the Asia region. Services and products provided by SA Thailand would initially include pre-arranged tours, customized packages according to clients’ specifications, travel consultation, and as time progresses making reservations for lodging amongst other related services. However, as the business did not bring any revenue and the management determined that this business plan did not work well, which led to the disposal transaction mentioned as below.

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

Results of Operations for the Three Months Ended September 30, 2017

General and administrative expenses

General and administrative expenses were $3,171 for the three months ended September 30, 2017, compared to $346 for the three months ended September 30, 2016, an increase of $2,825.

Professional fees were $7,000 for the three months ended September 30, 2017, compared to $3,729 for the three months ended September 30, 2016, an increase of $3,271.

Net loss for the three months ended September 30, 2017 was $10,171. For the three months ended September 30, 2016, the Company recorded net loss of $4,495.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at September 30, 2017 and June 30, 2017.

	September 30, 2017	June 30, 2017
Total assets	$-	$-

Accumulated deficit	$(549,807)	$(539,636)

Stockholders’ deficit	$(36,068)	$(25,897)

Working capital deficit	$(36,068)	$(25,897)

Net cash from operating activities was $0 during the three months ended September 30, 2017. The net cash used in operating activities was $5,113 during the three months ended September 30, 2016.

Satisfaction of Our Cash Obligations for the Next Twelve Months

The management is still exploring new business plan which may generate enough revenue to cover operating expenses. However, we have not established any stable business plan, and for the next twelve months, we expect to rely on borrowings from related parties to sustain our needs in operating cash flows.

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

Our CEO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, he concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2017 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2017.

Changes in Internal Control over Financial Reporting

Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 8, 2017	By:	/s/ Kok Chee LEE
Kok Chee LEE
Chief Executive Officer

	By:	/s/ Eng Wah KUNG
Date: December 8, 2017		Eng Wah KUNG
Chief Financial Officer

