Form 10-Q
period 2017-12-31
Star Alliance International Corp.
filed 2018-08-22
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

STAR ALLIANCE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5763 Corsa Avenue Suite 218 Woodland Hill, CA 91362
(Address of principal executive offices)

310-571-0020
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,400,000 shares of $0.001 par value common stock outstanding as of August 14, 2018.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$30,128	$25,897
Other payable - related party	42,651	-
Total current liabilities	72,779	25,897

Total liabilities	72,779	25,897

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,400,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017	35,400	35,400
Additional paid-in capital	478,339	478,339
Accumulated deficit	(586,518)	(539,636)
Total stockholders’ deficit	(72,779)	(25,897)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$3,211	$11,132	$6,382	$11,478
Imputed interest expense	-	-	-	420
Professional fees	33,500	100,214	40,500	103,943

Total operating expenses	36,711	111,346	46,882	115,841

Loss from operations	(36,711)	(111,346)	(46,882)	(115,841)

Loss before provision for income taxes	(36,711)	(111,346)	(46,882)	(115,841)

Provision for income taxes	-	-	-	-

Net loss	$(36,711)	$(111,346)	$(46,882)	$(115,841)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	35,400,000	35,400,000	35,400,000	35,400,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,882)	$(115,841)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	131
Imputed interest expense	-	420
Changes in assets and liabilities:
Accrued expenses	46,882	-
Other payables – related parties	-	111,358
Net Cash used in operating activities	-	(3,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of borrowings from related party	-	7,000
Repayment to related party	-	(1,169)
Cash distributed to related party	-	(3,266)
Net cash provided by financing activities	-	2,565

Net decrease in cash	-	(1,367)
Cash at the beginning of period	-	1,380
Cash at the end of period	$-	$13

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid by related party	$42,651	$111,345
Property and equipment distributed to former shareholder	$-	$2,040

The accompanying notes are an integral part of these unaudited condensed financial statements.

 Star Alliance International Corp.

Notes to Financial Statements

December 31, 2017

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

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company's President and CEO at the time, and Kido Inter Co. Ltd. (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% ownership, for a cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, and Eng Wah Kung as Chief Financial Officer and Director.

On December 17, 2016, the Company acquired 100% equity interest in Astral Investments Limited (“Astral”), a British Virgin Islands (“BVI”) company incorporated and owned by Ms. Somporn Phatchan, with a consideration of $50,000. On the same day, Ms. Somporn Phatchan, on behalf of Astral, paid MOP25,000 (appropriately $3,205) to owners of Star Alliance Macau Ltd. (“SA Macau”) to take over its ownership. Also see Note 4.

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The share information for the three and six months ended December 31, 2016 has been retroactively stated to reflect the Stock Split in the accompanying statements of operations.

On February 2, 2017, Astral acquired 100% equity interest in Star Alliance Inter Co., Ltd. (“SA Thailand”), a Thailand company incorporated and owned by Ms. Somporn Phatchan, with a consideration of THB10,000,000 (approximately $285,489).

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

On July 31, 2017, Ms. Somporn Phatchan resigned from her positions as the CEO and Director of the Company. On the same day, the shareholders voted Dr. Kok Chee Lee, as CEO and Director of the Company, who resigned subsequently on January 17, 2018. On the same day, Sreyneang Jin was appointed as CEO and Director. On April 30, 2018, Sreyneang Jin announced her resignation as CEO and Director of the Company and Richard Carey was appointed as the new CEO and Chairman of the Board of Director.

NOTE 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2017, have been omitted.

Principles of Consolidation

The accompanying statements of operations for the three and six months ended December 31, 2016 and the statements of cash flows for the six months ended December 31, 2016 include the accounts of the Company and its subsidiaries, Astral, SA Macau and SA Thailand, of which were under common control. These financial statements herein contain the operations of the wholly-owned subsidiaries. See Note 1 for details on the subsidiaries. All significant inter-company transactions have been eliminated in the preparation of these financial statements. On June 30, 2017, the Company disposed of Astral, SA Macau and SA Thailand. The accompanying balance sheets present the financial position of Star Alliance International Corp. only. The statements of operations for the three and six months ended December 31, 2017 and the statements of cash flows for the six months ended December 31, 2017 contain the results of operations and cash flows of Star Alliance International Corp. only.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities, and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

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

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

The Company's financial instruments are consisted principally of accrued expenses. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

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

As shown in the accompanying financial statements, the Company has accumulated deficit of $586,518 and negative working capital of $72,779 as of December 31, 2017, and net loss of $46,882 and no cash flows in operating activities for the six months ended December 31, 2017. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - Related Party Transactions

On December 17, 2016, the Company acquired 100% equity interest in Astral with a consideration of $50,000. The Company and Astral are under common control of Ms. Somporn Phatchan and the acquisition was accounted for as a transaction between entities under common control. On the same day, Ms. Somporn Phatchan, on behalf of Astral, paid MOP25,000 (appropriately $3,205) to owners of SA Macau to take over its ownership.

During the six months ended December 31, 2016, the Company borrowed $7,000 of cash by issuing notes payable to Ilia Tomski, former President of the Company. The cash repayment to Ilia Tomski totaled $1,169. In connection with the change of major shareholder on November 25, 2016, cash of $3,266 and property and equipment in the amount of $2,040 was distributed to Ilia Tomski.

On June 8, 2017, Stal Business Services Sdn Bhd (“SBSSB”), a wholly owned company by Kok Chee Lee, CEO and Director of the Company at the time, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free during the six months ended December 31, 2017. During the six months ended December 31, 2016, the Company was provided office space by its former President and CEO, Ilia Tomski, at no cost.

As of December 31, 2017, amount due to related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company at the time, on behalf of the Company during the six months ended December 31, 2017. The borrowing is unsecured, non-interest-bearing and due on demand. As of June 30, 2017, there was no amount due to related party. During the six months ended December 31, 2016, operating expenses in the total amount of $111,345 were paid by Ms. Somporn Patchan, former CEO and Director of the Company, on behalf of the Company.

NOTE 5 – Common Stock

In January 2017, the Board of Directors of the Company approved a 5-for-1 forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into five (5) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. All shares throughout these financial statements have been retroactively restated to reflect the Stock Split.

NOTE 6 – Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

On May 14, 2018, pursuant to an agreement by and between Richard Carey, the Company’s new President and Chairman of the Board, and Kido, Mr. Richard Carey acquired 22,000,000 shares of common stock of the Company owned by Kido, for $264,000, representing 62.15% ownership of the Company which constitutes control. Mr. Richard Carey accepted the positions of President and Chairman of the Board on the same day.

On May 16, 2018, Eng Wah Kung and David E. Price resigned from their positions as CFO and Director, and Secretary of the Board, respectively. On May 17, 2018, Mr. Richard Carey, the Company’s sole Director, appointed Alexei Tchernov as CEO and Director, Franz Allmayer as Vice President and Director, John C. Baird as CFO and Director and Themis Glatman as Secretary and Director.

On August 14, 2018, the Company entered into an Exclusive Option Agreement (the “Agreement”) with Starving Lion, Inc. (“Lion”). Under the Agreement, the Company has been granted the exclusive option, for a period of six (6) months, to acquire the following assets from Lion (collectively, the “Lion Assets”) (refer to Item 2 for additional detail).

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

OVERVIEW AND OUTLOOK

Star Alliance International Corp. was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada. Our initial business plan was to provide customers with unique and innovative solution for their decorative needs. The Company’s initial product was lattice panels designed for suspended ceiling. We had generated limited earnings under this plan.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company's controlling shareholder, President and CEO at the time, and Kido Inter Co. Limited (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% of ownership, for a cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, Eng Wah Kung as Chief Financial Officer and Director.

On December 17, 2016, the Company acquired 100% equity interest in Astral Investments Limited (“Astral”), a British Virgin Islands (“BVI”) company incorporated and owned by Ms. Somporn Phatchan, with a consideration of $50,000.

On December 17, 2016, Ms. Somporn Phatchan, on behalf of Astral, paid MOP25,000 (appropriately $3,205) to owners of Star Alliance Macau Ltd. (“SA Macau”) to take over its ownership.

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The share information for the three and six months ended December 31, 2016 has been retroactively stated to reflect the Stock Split in the accompanying statements of operations.

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

On July 31, 2017, Ms. Somporn Phatchan resigned from her positions as the CEO and Director of the Company. On the same day, the shareholders voted Dr. Kok Chee Lee, as CEO and Director of the Company, who resigned subsequently on January 17, 2018. On the same day, Sreyneang Jin was appointed as CEO and Director. On April 30, 2018, Sreyneang Jin announced her resignation as CEO and Director of the Company and Richard Carey was appointed as the new CEO and Chairman of the Board of Director.

On May 14, 2018, pursuant to an agreement by and between Richard Carey, the Company’s new President and Chairman of the Board, and Kido, Mr. Carey acquired 22,000,000 shares of common stock of the Company owned by Kido, representing 62.15% ownership of the Company which constitutes control. Mr. Carey accepted the positions of President and Chairman of the Board on the same day.

On May 16, 2018, Mr. Eng Wah Kung and Mr. David E. Price resigned from their positions as CFO and Director, and Secretary of the Board, respectively. On May 17, 2018, Mr. Carey, the Company’s sole Director, appointed Alexei Tchernov as CEO and Director, Franz Allmayer as Vice President and Director, John C. Baird as CFO and Director and Themis Glatman as Secretary and Director.

On June 4, 2018 the Company entered into a Binding Letter of Intent with Starving Lion, Inc., a British Virgin Islands corporation, to acquire two mines located in Guatemala; one is a magnesium mine in El Progresso, and the other is a gold mine in Livingston.

In addition to the two mines, the Company is acquiring intellectual property which is a gold extraction process following the conventional principles of heap leaching for the extraction of gold in oxidized minerals accelerating the rate of dissolution of gold to nearly an immediate rate, reducing the standard time of extraction.

On August 14, 2018, the Company entered into an Exclusive Option Agreement (the “Agreement”) with Starving Lion, Inc. (“Lion”). Under the Agreement, the Company has been granted the exclusive option, for a period of six (6) months, to acquire the following assets from Lion (collectively, the “Lion Assets”):

A. Bridge Mine Mining Rights. The Bridge Mine is located 41.5 km from Guatemala City on the Atlantic Highway CA-9 in the department of El Progreso, having proven gold reserves amounting to 189,580 ounces. Additionally, the deposit at Bridge Mine contains inferred reserves of a minimum of 150,000 ounces to be assessed fully upon further exploration. Bridge is an extension deposit of the “El Sastre” Mining Complex, and the “La Puya” mine.

B. El Chocon Mine Mining Rights. El Chocon is located 307 km from Guatemala City on the Atlantic Highway CA-9 in the department of Livingston, with proven Magnesite ore reserves amounting to 10,000,000 tons. Additionally, the deposit contains a minimum of 4,000,000 tons of inferred reserves to be fully assessed upon further exploration.

C. Genesis Process. A gold extraction process following the conventional principles of heap leaching for the extraction of gold in oxidized minerals, accelerating the rate of dissolution of gold to nearly an immediate rate, reducing the standard time of extraction from about 40-120 days to a mere 24 – 76 hours, and providing immediate technical solutions to difficulties caused by fine materials, resolving the need to agglomerate, speeding the extraction of gold to 400 times faster than conventional heap leaching.

The required purchase price for the Lion Assets will be $1,000,000 cash, together with the issuance to Lion of new common and/or preferred stock to represent fifty-eight percent (58%) of the Company’s issued and outstanding common stock on a fully-diluted, post-closing basis.

In the event that the Company is able to acquire the Lion Assets, its business focus will shift to the pursuit of mining and mining technology businesses currently conducted by Lion as described above. The Company’s ability to successfully acquire the Lion Assets is contingent upon obtaining additional financing sufficient to pay the cash portion of the purchase price. As of the current date no assets have been transferred.

Results of Operations for the Six and Three Months Ended December 31, 2017

General and administrative expenses

General and administrative expenses were $6,382 for the six months ended December 31, 2017, compared to $11,478 for the six months ended December 31, 2016, a decrease of $5,096.

General and administrative expenses were $3,211 for the three months ended December 31, 2017, compared to $11,132 for the three months ended December 31, 2016, a decrease of $7,921.

Professional fees were $40,500 for the six months ended December 31, 2017, compared to $103,943 for the six months ended December 31, 2016, a decrease of $63,443.

Professional fees were $33,500 for the three months ended December 31, 2017, compared to $100,214 for the three months ended December 31, 2016, a decrease of $66,714.

Net loss for the six months ended December 31, 2017 was $46,882. For the six months ended December 31, 2016, the Company recorded net loss of $115,841.

Net loss for the three months ended December 31, 2017 was $36,711. For the three months ended December 31, 2016, the Company recorded net loss of $111,346.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the next twelve months. We currently rely on borrowings from related party to stay in operations.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at December 31, 2017 and June 30, 2017.

	December 31, 2017	June 30, 2017
Total assets	-	-

Accumulated deficit	$(586,518)	$(539,636)

Stockholders’ deficit	$(72,779)	$(25,897)

Working capital deficit	$(72,779)	$(25,897)

Net cash from operating activities was $0 during the six months ended December 31, 2017. The net cash used in operating activities was $3,932 during the six months ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

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

Our CEO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, he concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2017.

Changes in Internal Control over Financial Reporting

Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2018	By:	/s/ Alexei Tchernov
Alexei Tchernoy
Chief Executive Officer

	By:	/s/ John C. Baird
Date: August 21, 2018		John C. Baird
Chief Financial Officer

