Form 10-Q
period 2018-03-31
Star Alliance International Corp.
filed 2018-10-05
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

STAR ALLIANCE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5763 Corsa Avenue, Suite 218 Westlake Village, CA 91362
(Address of principal executive offices)

310-571-0020

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,400,000 shares of $0.001 par value common stock outstanding as of October 2, 2018.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP. BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(UNAUDITED)
ASSETS
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$30,128	$25,897
Other payable - related party	42,651	-
Total current liabilities	72,779	25,897

Total liabilities	72,779	25,897

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,400,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	35,400	35,400
Additional paid-in capital	478,339	478,339
Accumulated deficit	(586,518)	(539,636)
Total stockholders’ deficit	(72,779)	(25,897)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$-	$195,824	$6,382	$207,302
Professional fees	-	131,637	40,500	235,580

Total operating expenses	-	327,461	46,882	442,882

Loss from operations	-	(327,461)	(46,882)	(442,882)

Other income (expense):
Interest income	-	225	-	225
Interest expense	-	-	-	(420)
Total other income (expense)	-	225	-	(195)

Loss before provision for income taxes	-	(327,236)	(46,882)	(443,077)

Provision for income taxes	-	-	-	-

Net loss	$-	$(327,236)	$(46,882)	$(443,077)

Other comprehensive loss:
Foreign currency translation	-	(23,572)	-	(23,572)

Total comprehensive loss	$-	$(350,808)	$(46,882)	$(466,649)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	35,400,000	35,400,000	35,400,000	35,400,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,882)	$(443,077)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	6,796
Imputed interest expense	-	420
Changes in assets and liabilities:
Prepayments and other current assets	-	(12,704)
Accounts payable	-	19,866
Accrued expenses	46,882	-
Net cash used in operating activities	-	(428,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(26,660)
Capital contribution of subsidiary	-	285,489

Net cash provided by investing activities	-	258,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	-	7,000
Repayment to related party	-	(1,169)
Cash distributed to related party	-	(3,266)
Proceeds of borrowings from director		196,528
Net cash provided by financing activities	-	199,093

Net (decrease) increase in cash	-	29,223
Effect of foreign exchange rate		(23,572)
Cash at the beginning of period	-	1,380
Cash at the end of period	$-	$7,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid directly by related party	$42,651	$4,218
Property and equipment distributed to former shareholder	$-	$2,040

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

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

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. The share information for the three and nine months ended March 31, 2017 has been retroactively stated to reflect the Stock Split in the accompanying statements of operations.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

All significant inter-company transactions have been eliminated in the preparation of these financial statements. On June 30, 2017, the Company disposed of Astral, SA Macau and SA Thailand. The accompanying balance sheets present the financial position of Star Alliance International Corp. only. The statements of operations for the three and nine months ended March 31, 2018 and 2017 and the statements of cash flows for the nine months ended March 31, 2018 and 2017 contain the results of operations and cash flows of Star Alliance International Corp. only.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended March 31, 2018.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has an accumulated deficit of $586,518 and negative working capital of $72,779 as of March 31, 2018, and net loss of $46,882 and no cash flows in operating activities for the nine months ended March 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2018, the amount due to a related party was $42,651, as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company at the time, on behalf of the Company during the nine months ended March 31, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 8, 2017, Stal Business Services Sdn Bhd (“SBSSB”), a wholly owned company by Kok Chee Lee, CEO and Director of the Company at the time, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free during the nine months ended March 31, 2018.

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

On August 14, 2018, the Company entered into an Exclusive Option Agreement (the “Agreement”) under a binding letter of intent, with Starving Lion, Inc. (“Lion”). Under the Agreement, the Company has been granted the exclusive option, for a period of six (6) months, to acquire certain mining rights from Lion. No assets have yet been transferred.

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

On June 4, 2018 the Company entered into a Binding Letter of Intent with Starving Lion, Inc., a British Virgin Islands corporation, whereby the Company intends to acquire two mines located in Guatemala; one is a magnesium mine in El Progresso, and the other is a gold mine in Livingston.

In addition to the two mines, the Company is intending to acquire intellectual property which is a gold extraction process following the conventional principles of heap leaching for the extraction of gold in oxidized minerals accelerating the rate of dissolution of gold to nearly an immediate rate, reducing the standard time of extraction.

On August 14, 2018, the Company entered into an Exclusive Option Agreement (the “Agreement”) with Starving Lion, Inc. (“Lion”). Under the Agreement, the Company has been granted the exclusive option, for a period of six (6) months, to acquire the assets from Starving Lion, Inc. specified under the June 4, 2018 Letter of Intent.

The required purchase price for the Starving Lion, Inc. assets will be $1,000,000 cash, together with the issuance to Lion of new common and/or preferred stock to represent fifty-eight percent (58%) of the Company’s issued and outstanding common stock on a fully-diluted, post-closing basis.

In the event that the Company is able to acquire the above assets, its business focus will shift to the pursuit of mining and mining technology businesses currently conducted by Lion as described above. The Company’s ability to successfully acquire the above assets is contingent upon obtaining additional financing sufficient to pay the cash portion of the purchase price. As of the current date no assets have been transferred as the Company is still in the due diligence period.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The Company had no operations and incurred no expense for the three months ended March 31, 2018 as it is in the process of implementing its new business plan and intended operations.

Operating expenses

General and administrative expenses were $0 for the three months ended March 31, 2018, compared to $195,824 for the three months ended March 31, 2017, a decrease of $195,824. The decrease is due to the changes the Company has undergone since the prior period as discussed above and in Note 1.

Professional fees were $0 for the three months ended March 31, 2018, compared to $131,637 for the three months ended March 31, 2017, a decrease of $131,637.

Other income (expense)

For the three months ended March 31, 2018, we had interest income of $0, compared to interest income of $225 for the three months ended March 31, 2017.

Net Loss

Net loss for the three months ended March 31, 2018 was $0. For the three months ended March 31, 2017, the Company recorded net loss of $327,236.

Results of Operations for the Nine Months Ended March 31, 2018 and 2017

The Company had no operations and incurred nominal expenses for the current period as it is in the process of implementing its new business plan and intended operations.

Operating expenses

General and administrative expenses were $6,382 for the nine months ended March 31, 2018, compared to $207,302 for the nine months ended March 31, 2017, a decrease of $200,920.

Professional fees were $40,500 for the nine months ended March 31, 2018, compared to $235,580 for the nine months ended March 31, 2017, a decrease of $195,080.

Other income (expense)

For the nine months ended March 31, 2018, we had interest income and expense of $0, compared to interest income of $225 and interest expense of $420 for the nine months ended March 31, 2017.

Net Loss

Net loss for the nine months ended March 31, 2018 was $46,882. For the nine months ended March 31, 2017, the Company recorded net loss of $443,077.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the next twelve months. We currently rely on borrowings from related party to stay in operations.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at March 31, 2018 and June 30, 2017.

	March 31, 2018	June 30, 2017
Total assets	-	-

Accumulated deficit	(586,518)	(539,636)

Stockholders’ deficit	(72,779)	(25,897)

Working capital deficit	(72,779)	(25,897)

Net cash from operating activities was $0 during the nine months ended March 31, 2018. The net cash used in operating activities was $428,699 during the nine months ended March 31, 2017.

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2017.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 5, 2018	By:	/s/ Alexei Tchernov
Alexei Tchernov
Chief Executive Officer

	By:	/s/ John C. Baird
Date: October 5, 2018		John C. Baird
Chief Financial Officer

