Form 10-K
period 2018-06-30
Star Alliance International Corp.
filed 2019-02-15
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

No market value has not been computed based upon the fact that no active trading data was available as of December 31, 2017.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,450,000 shares of $0.001 par value common stock outstanding as of February 7, 2019.

STAR ALLIANCE INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2018

ITEM 1. BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada. Our prior business plans, which generated limited or no earnings, included interior decorating products, and a travel and tourism service.

On May 14, 2018, Richard Carey our President and Chairman of the Board, acquired 22,000,000 shares of common stock of the Company, representing 62.15% ownership of the Company which constitutes control. Mr. Carey accepted the positions of President and Chairman of the Board on the same day.

On May 17, 2018, Mr. Carey appointed Alexei Tchernov as CEO and Director, Franz Allmayer as Vice President and Director, John C. Baird as CFO and Director and Themis Glatman as Secretary and Director. Also see Note 4.

The Company is intending to acquire two mines and an intellectual property which is a gold extraction process following the conventional principles of heap leaching for the extraction of gold in oxidized minerals accelerating the rate of dissolution of gold to nearly an immediate rate, reducing the standard time of extraction.

In August 14, 2018, the Company entered into an Exclusive Option Agreement (the “Agreement”) with Starving Lion, Inc. (“Lion”). Under the Agreement, the Company has been granted the exclusive option, for a period of six (6) months, to acquire the assets from Starving Lion, Inc. specified under the June 4, 2018 Letter of Intent. The assets pertain mainly to two mines located in Guatemala; one is a magnesium mine in El Progresso, and the other is a gold mine in Livingston.

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

Employees

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B Unresolved Staff Comments

Not applicable

Item 2. Properties

We currently do not own or rent any property.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

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

As of June 30, 2018, no shares of our common stock have been traded.

Number of Holders

As of June 30, 2018, the 35,450,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2018 and 2017. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

Our cash balance was $300 as of June 30, 2018. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $633,572 and negative working capital of $94,833 as of June 30, 2018, and net loss of $93,936 and no cash flows in operating activities for the year ended June 30, 2018. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

We are an “ emerging growth company “ as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies “ including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the years ended June 30, 2018 and 2017

Operating expenses

General and administrative expenses were $6,382 for the year ended June 30, 2018, compared to $253,853 for the year ended June 30, 2017, a decrease of $247,471. The decrease is due to the changes the Company has undergone since the prior period as discussed above and in Note 1.

Professional fees were $87,422 for the year ended June 30, 2018, compared to $242,737 for the year ended June 30, 2017, a decrease of $155,315. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to the changes the Company has undergone since the prior period as discussed above and in Note 1.

Other income (expense)

For the year ended June 30, 2018, we had interest income of $0, compared to interest income of $228 for the year ended June 30, 2017 and interest expense of $132 in the current year compared to $420 in the prior year.

Net Loss

Net loss for the year ended June 30, 2018 was $93,936 compared to $496,782 for the year ended June 30, 2017.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $633,572 and negative working capital of $94,833 as of June 30, 2018. For the year ended June 30, 2018 the Company had a net loss of $93,936 with $0 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $0 for the year ended June 30, 2018 as compared to the net cash used in operating activities of $279,671 for the year ended June 30, 2017. The change resulted mainly from our decreased activity for the year ended June 30, 2018.

Net cash used in investing activities was $0 for the year ended June 30, 2018. The net cash used in investing activities was $27,081 for the year ended June 30, 2017.

Net cash provided by financing activities was $300 and $329,251 for the years ended June 30, 2018 and 2017, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Star Alliance International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Alliance International Corp. (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

February 14, 2019

STAR ALLIANCE INTERNATIONAL CORP. BALANCE SHEETS

	June 30,
	2018	2017
ASSETS
Current assets:
Cash	$300	$-
Total assets	300	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$20,182	$25,897
Note payable – former related party	32,000	-
Related party advance	300	-
Due to former related party	42,651	-
Total current liabilities	95,133	25,897

Total liabilities	95,133	25,897

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,450,000 and 35,400,000 shares issued and outstanding as of June 30, 2018 and 2017, respectively	35,450	35,400
Additional paid-in capital	503,289	478,339
Accumulated deficit	(633,572)	(539,636)
Total stockholders’ deficit	(94,833)	(25,897)

Total liabilities and stockholders’ deficit	$300	$-

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2018	2017
Operating expenses:
General and administrative	$6,382	$253,853
Professional fees	87,422	242,737

Total operating expenses	93,804	496,590

Loss from operations	(93,804)	(496,590)

Other income (expense):
Interest income	-	228
Interest expense	(132)	(420)
Total other expense	(132)	(192)

Loss before provision for income taxes	(93,936)	(496,782)

Provision for income taxes	-	-

Net loss	$(93,936)	$(496,782)

Other comprehensive loss:
Foreign currency translation	-	(23,879)
Total other comprehensive loss	-	(23,879)

Total comprehensive loss	(93,936)	(520,661)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	35,400,000	35,400,000

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2016	35,400,000	$35,400	$(8,293)	$(42,854)	$(15,747)
Imputed interest	-	-	420	-	420
Net liabilities forgiven by former shareholder	-	-	19,823	-	19,823
Increase in additional paid-in capital in connection with disposal of subsidiaries	-	-	466,389	-	466,389
Net loss	-	-	-	(496,782)	(496,782)
Balance, June 30, 2017	35,400,000	35,400	478,339	(539,636)	(25,897)
Common stock issued for services	50,000	50	24,950	-	25,000
Net loss	-	-	-	(93,936)	(93,936)
Balance, June 30, 2018	35,450,000	$35,450	$503,289	$(633,572)	$(94,833)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,936)	$(496,782)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	7,653
Imputed interest expense	-	420
Stock-based compensation	25,000	-
Changes in assets and liabilities:
Prepayments and other current assets	-	(12,904)
Accounts payable	-	194,808
Accrued expenses	68,936	27,134
Net cash used in operating activities	-	(279,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(27,081)
Net cash used in investing activities	-	(27,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from former related parties	-	683,665
Proceeds of borrowings from a related party	300	-
Repayment to former related parties	-	(635,024)
Cash distributed to former related parties	-	(4,879)
Capital contribution of subsidiaries	-	285,489
Net cash provided by financing activities	300	329,251

Net increase (decrease) in cash	300	(1,380)
Effect of foreign exchange rate	-	(23,879)
Cash at the beginning of year	-	1,380
Cash at the end of year	$300	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Operating expenses paid directly by a former related party	$42,651	$194,809
Property and equipment distributed to former shareholder	$-	$23,089
Assets and liabilities of subsidiaries disposed of to entity under common control	$-	$206,392
Note payable issued for settlement of accrued expense	$32,000	$-

The accompanying notes are an integral part of these financial statements.

 Star Alliance International Corp.

Notes to Financial Statements

June 30, 2018

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada.

On November 25, 2016, pursuant to a stock purchase agreement reached by and between Ilia Tomski, the Company’s President and CEO at the time, and Kido Inter Co. Ltd. (“Kido”) which is wholly owned by Ms. Somporn Phatchan, Kido acquired 25,000,000 shares of common stock of the Company, representing 70.62% ownership, for a cash consideration of $246,000. On November 25, 2016, Ilia Tomski resigned his official position as President and CEO of the Company, and on the same day the shareholders of the Company voted Ms. Somporn Phatchan as Director and CEO of the Company, and Eng Wah Kung as Chief Financial Officer and Director.

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

On January 6, 2017, the Board of Directors of the Company adopted an amendment to its Articles changing the Company’s name to Star Alliance International Corp. from Asteriko Corp. On January 10, 2017, the Company additionally amended its Articles to effectuate a Forward Stock Split of 5:1 (the “Stock Split”). The Financial Industry Regulatory Authority (“FINRA”) gave final approval for the above changes on March 17, 2017. All share information has been retroactively restated to reflect the Stock Split in these financial statements.

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 30, 2018 or 2017.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2018.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, Equity Based Payments to Non-Employees, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

The Company’s financial instruments are consisted principally of accrued expenses and short term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

Income Tax Provision

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the, change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at June 30, 2018, using the new corporate tax rate of 21 percent. See Note 7.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended June 30, 2018 and June 30, 2017.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is only required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The new guidance must be applied prospectively to awards modified on or after the adoption date. The future impact of ASU 2017-09 will be dependent on the nature of future stock award modifications.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In March 2016, April 2016 and December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net) (Topic 606), ASU 2016-10 Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-20, Technical Corrections and Improvements to Topic 606 Revenue From Contracts with Customers, respectively accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for the Company’s fiscal year beginning July 1, 2018 and early adoption is not permitted. The Company is currently evaluating the potential effect of this standard on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $633,572 and negative working capital of $94,833 as of June 30, 2018. For the year ended June 30, 2018 the Company had a net loss of $93,936. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2016, the Company entered into an office lease agreement with Ms. Jinda Anandtametin, a third-party individual, through SA Thailand, which originally covered the period from July 1, 2016 to June 30, 2019. The monthly payment was THB400,000 (approximately $5,722). The Company ceased to be responsible for the lease as of June 30, 2017, when Astral was sold to Ms. Somporn Phatchan, CEO and Director of the Company who was appointed on November 25, 2016 and resigned on July 31, 2017.

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

From time to time, the CEO of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest-bearing and due on demand. For the year ended June 30, 2017, the Company had total cash borrowings of $683,665 from related parties. Included in this amount, the Company borrowed $7,000 of cash by issuing notes payable to Ilia Tomski, former President, and had cash borrowings for the aggregate amount of $676,665 from Ms. Somporn Phatchan, CEO and Director of the Company who resigned on July 31, 2017. Imputed interest expenses on the note payable issued to Ilia Tomski was $420 for the year ended June 30, 2017.

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

As of June 30, 2018, the amount due to a related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company during the year ended June 30, 2018, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

On May 14, 2018, pursuant to an agreement by and between Richard Carey, the Company’s new President and Chairman of the Board, and Kido, Mr. Richard Carey acquired 22,000,000 shares of common stock of the Company owned by Kido, representing 62.15% ownership of the Company which constitutes control. Mr. Richard Carey accepted the positions of President and Chairman of the Board on the same day.

In June 2018, Richard Carey, the Company’s Chairman, advanced the Company $300 to open a bank account. The advance is unsecured, non-interest bearing and due on demand.

Mr. Carey is using his personal office space at no cost to the Company.

NOTE 5 – COMMON STOCK

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

On June 30, 2018, the Company granted 50,000 shares of common stock for services rendered as of June 30, 2018. The shares were valued at $0.50 for total non-cash compensation expense of $25,000. As of June 30, 2018, the shares had not yet been issued by the transfer agent.

NOTE 6 – NOTE PAYABLE

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2018, there is $132 of interest on the note. The note is past due and in default.

NOTE 7 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of June 30:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$127,772	$183,476
Less valuation allowance	(127,772)	(183,476)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

At June 30, 2018, the Company had net operating loss carry forwards of approximately $608,000 that maybe offset against future taxable income.  No tax benefit has been reported in the June 30, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

NOTE 8 – DISPOSAL OF SUBSIDIARIES

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company borrowed $37,240 from the Chairman to pay for general operating expenses, of which $19,766 has been repaid. All advances are unsecured, non-interest bearing and due on demand.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note is unsecured, bears interest at 8% and is due on October 15, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2018, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending June 30, 2018, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

•	The Company’s lack of segregation of duties.
•	Lack of an audit committee and independent directors
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

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year ended June 30, 2018 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Alexei Tchernov	56	Chief Executive Officer, Director
John C. Baird	74	Chief Financial Officer, Director
Richard Carey	79	President, Chairman of the Board
Juan Lemus	42	Chief Mining Operations Officer Elect
Franz Allmayer	30	Vice President Mergers & Acquisitions
Themis Glatman	60	Corporate Secretary

Biographical Information and Background of officer and director

Alexei Tchernov – Chief Executive Officer, appointed May 17, 2018

Alexei Tchernov is our Chief Executive Officer, and in this capacity acts as a direct liaison between management and the Board. He is responsible for creating, planning, implementing and integrating the strategic direction of the Company and as such responsible for the company operations, marketing, strategy, financing, and creation of company culture. Mr. Tchernov has twenty-five years of financial, investment, and significant polymetallic development project experience domestically and internationally. Mr. Tchernov spent fourteen years with the IFC Metropol group of companies as Acting Head of Corporate Finance and Head of Investment Projects. Previously he served as Financial Director of Neptune Pacific. He began his career as an associate with The Boston Consulting Group and later as a financial analyst with the United Financial Group division of Deutsche Bank. Mr. Tchernov received his Ph.D. in computational mathematics and cybernetics, his M.S. in applied mathematics, his Law Degree from Moscow State University, and his MBA from Southern Methodist University in Dallas TX.

John C. Baird – Chief Financial Officer, appointed May 17, 2018

John C. Baird is Chief Financial Officer and Chairman of our Board of Directors. Mr. Baird comes to Star Alliance International Corp. International with a background in private equity, finance, information systems, and marketing both domestically and internationally. He is an officer and co-founder of an internet-based medical informatics company, which has leading teaching hospitals and chains as customers and some of America’s premier investors as shareholders. More recently he cofounded a medical diagnostics company with leading physicians and scientists. Previously he worked in the investment banking division of Credit Suisse where he managed private equity. Mr. Baird was the president of First Shanghai Corporation, a merchant bank in the People’s Republic of China. Earlier in his career he was a Regional Manager and Director, Market Development Division, American Stock Exchange, and an Associate with Morgan Stanley as well as two other Wall St. firms.

Mr. Baird has experience as an entrepreneur and has headed several firms in the high-tech arena. He was educated in Canada (Economics and Commerce) and his education in the United States includes a mid-career management course at Harvard and MIT and graduation from the New York Institute of Finance. Mr. Baird is published, has several patents, and served as a pilot with the Royal Canadian Air Force. Until recently he served as Chairman of a 501(c)(3) non-profit organization.

Rich Carey – President and Chairman, appointed May 17, 2018

Richard Carey is our President. Mr. Carey began his career in 1958 when he received congressional appointment to the US Naval Academy as the son of Congressional Medal of Honor recipient Charles Francis Carey Jr. Upon honorable discharge from the US Navy in 1964, Mr. Carey began a career in finance as a NYLIC underwriter for New York Life. From 1967 to 1973, Mr. Carey worked as a stockbroker and principal of a brokerage firm. In 1973 he began structuring oil and gas limited partnerships for developmental drilling programs. These programs included hundreds of successful oil and gas wells, and a lucrative Geo-Thermal project in Colorado as a general partner with AMEX (an American Stock Exchange listed company).

In the subsequent 40 years, Mr. Carey has founded and co-founded multiple companies in a wide range of industries including diamond and gold mining operations, oil and gas exploration, energy resellers, entertainment, specialty finance and tax offset programs. With his broad experience and an extensive personal and business network, Mr. Carey’s financial acumen has added significant value to every project in which he has participated. With his unique understanding of the diversity of business structures and an ongoing commitment to innovate and adapt to new practices, he continues to build upon the depth of knowledge and success gained throughout his career.

Juan Lemus – Chief Mining Operations Officer Elect

Juan Lemus is our Chief Mining Operations Officer and upon closing with Lion will become a Director of our company. Mr. Lemus is highly experienced in mining operations with direct experience mining gold, silver, lead, zinc, magnesite, antimony and jade in Guatemala. Since 2005 he has held the position of plant manager with general manager responsibilities for the El Sastre mining complex. In this position, Mr. Lemus was involved in all aspects of running the mine and in addition, redesigned the irrigation system to be more efficient and building the electrowinning room for the complex. Mr. Lemus evaluated, purchased in 2017, and brought operational Lion’s El Chocon Mine at which magnesite ore is cost-effectively converted to magnesium oxide utilizing kilns that he engineered and constructed. He will coordinate the acquisition, installation and commissioning of additional equipment in order to increase the capacity of the mining operations from 600 tons per day to 2000 tons per day. Mr. Lemus invented the Genesis Process, a means by which gold can be recovered from oxide ore in less than 3-days compared with 140 days conventionally. This process may be extended to treat refractory ores.

As both a manager and entrepreneur, Mr. Lemus is a keen observer of opportunity. He has established and sold a number of businesses including a call center providing logistics services between the US and Guatemala (sold to a larger local company), a retail hobby outlet, a saltwater marine services company, a distribution center for heavy machinery spare parts and aggregates used in construction and agriculture. He received 4-years of chemical engineering training at the University of San Carlos de Guatemala and specialized training in Construction Drawing at IMP-PC. He also bolstered his mining expertise with courses offered in Mexico Guanajuato in metallurgy and hydrometallurgy. In addition, he received training in resource estimation and block modeling from Genova, a company specializing in software for mining professionals. Mr. Lemus works with both Windows and Linux operating systems and is an expert with a number of mining industry and related software packages. Mr. Lemus has been a consultant to mining operations including a Barite deposit wherein he assisted the owners in obtaining an exploration license.

Franz Allmayer - Vice President Mergers & Acquisitions, appointed May 17, 2018

Franz Allmayer as Vice President Mergers & Acquisitions is responsible for sourcing and evaluating investment opportunities including joint ventures and negotiating and closing investments. Mr. Allmayer has held positions with companies such as SIMGO Mobile since September 2015 as their Business Developer and Global Advisor, the Clinton Health Initiative from November 2014 to September 2015 as a consultant, LMM General trading from October 2015 to October 2016 as a Strategic Research & Development Innovation Scout and Vamed Engineering GmbH & CO KG from April 2012 to September 2014 as a Project Engineer. Mr. Allmayer graduated in September 2014 from the London School of Economics and Political Science with a Master of Science degree in Health Policy, Planning and Financing with merit. In addition, he has a Bachelor of Science degree in Biomedical Engineering with distinction from the University of Applied Sciences Techniku, Vienna.

Themis Glatman - Corporate Secretary, appointed May 17, 2018

Mrs. Glatman was born in Brazil where she achieved an athletic scholarship that allowed her to come to the United States where she attended Brigham Young University in Utah, studying Chemical Engineering for three years. She is fluent in English, Spanish, Portuguese with some French and Italian. Having moved to Los Angeles in 1981 she pursued a seventeen-year career in construction including commercial, residential, multi-family as well as smaller remodeling projects. Remodeling included acquisitions of homes for her own remodeling projects. She is well versed in reading blueprints and understands architectural and engineering requirements of projects from excavation, grading to paving and concrete work through final finishes.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

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

Director Nominations

As of June 30, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Alexei Tchernov (CEO)	2018	0	0	0	0	0	0	0	0
John C. Baird (CFO)	2018	0	0	0	0	0	0	0	0
Richard Carey (President)	2018	0	0	0	0	0	0	0	0
Franz Allmayer (Vice President)	2018	0	0	0	0	0	0	0	0
Themis Glatman (Corporate Secretary)	2018	0	0	0	0	0	0	0	0
Somporn Phatchan (CEO, resigned on July 31, 2017)	2017	0	0	0	0	0	0	0	0
Eng Wah Kung (CFO, resigned	2018	0	0	0	0	0	0	0	0
May 16, 2018)	2017	12,000	0	0	0	0	0	0	12,000
Kok Chee Lee (CEO, resigned	2018	0	0	0	0	0	0	0	0
January 17, 2018)	2017	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2018 or 2017. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2018 or 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2018 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During the fiscal year ended June 30, 2018, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 24, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 35,450,000 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Richard Carey	18,500,000	52.19%
Common Stock	Juan Lemus	0	0
Common Stock	John C. Baird	2,500,000	7.05%
Common Stock	Alexei Tchernov	500,000	1.41%
Common Stock	Franz Allmayer	250,000	0.71%
Common Stock	Themis Gladman	250,000	0.71%
Common Stock	Total all executive officers and directors (6 persons)	22,000,000	62.07%

	Other 5% Shareholders
Common Stock	LWH Advisory Ltd.	3,000,000	8.46%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

During the six months ended December 31, 2016, the Company borrowed $7,000 of cash by issuing notes payable to Ilia Tomski, former President of the Company. The cash repayment to Ilia Tomski totaled $1,169. In connection with the change of major shareholder on November 25, 2016, cash of $3,266 and property and equipment in the amount of $23,089 was distributed to Ilia Tomski.

On June 8, 2017, Stal Business Services Sdn Bhd (“SBSSB”), a wholly owned company by Kok Chee Lee, CEO and Director of the Company at the time, entered into an office lease agreement with ADA Shared Services Sdn Bhd. The office is offered to be used by the Company for free during the year ended June 30, 2017. During the year ended June 30, 2017, the Company was provided office space by its former President and CEO, Ilia Tomski, at no cost.

As of June 30, 2018, the amount due to related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company at the time, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

In June 2018, Richard Carey, the Company’s Chairman, advanced the Company $300 to open a bank account. The advance is unsecured, non-interest bearing and due on demand.

On May 14, 2018, pursuant to an agreement by and between Richard Carey, the Company’s new President and Chairman of the Board, and Kido, Mr. Richard Carey acquired 22,000,000 shares of common stock of the Company owned by Kido, representing 62.15% ownership of the Company, which constitutes control. Mr. Richard Carey accepted the positions of President and Chairman of the Board on the same day.

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal year ended June 30, 2018, we incurred $15,200 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Audit fees incurred during the fiscal year ended June 30, 2017 were $15,600.

Tax Fees

During the years ended June 30, 2018 and 2017, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended June 30, 2018 and 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Currently, we have no independent audit committee. Our full board of directors’ functions as our audit committee and is comprised of one director who is not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (1)
3.x	Bylaws(1)
10.1	Exclusive Option Agreement with Starving Lion, Inc. (2)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to Registration Statement on Form S-1 filed July 20, 2014

(2) Incorporated by reference to Current Report on Form 8-K filed August 17, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Alliance International Corp.

By :	/s/ Alexei Tchernov
Alexei Tchernov
Chief Executive Officer, Director

Date	February 15, 2019

By :	/s/ John C. Baird
John C. Baird
Chief Financial Officer

Date	February 15, 2019

By:	/s/ Richard Carey
Richard Carey
Director, Chairman

Date	February 15, 2019

