Form 10-Q
period 2018-09-30
Star Alliance International Corp.
filed 2019-02-26
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,450,000 shares of $0.001 par value common stock outstanding as of February 25, 2019.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP. BALANCE SHEETS (UNAUDITED)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash	$2,530	$300
Total assets	2,530	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,299	$-
Accrued expenses	20,585	20,182
Loan payable- to former related party	32,000	32,000
Due to related party	15,638	300
Due to former related party	42,651	42,651
Total current liabilities	120,173	95,133

Total liabilities	120,173	95,133

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,450,000 and 35,450,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	35,450	35,450
Additional paid-in capital	503,289	503,289
Accumulated deficit	(656,382)	(633,572)
Total stockholders’ deficit	(117,643)	(94,833)

Total liabilities and stockholders’ deficit	$2,530	$300

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017
Operating expenses:
General and administrative	$3,498	$3,171
Professional fees	18,909	7,000

Total operating expenses	22,407	10,171

Loss from operations	(22,407)	(10,171)

Other expense
Interest expense	(403)	-
Total other expense	-	-

Loss before provision for income taxes	(22,810)	(10,171)

Provision for income taxes	-	-

Net loss	$(22,810)	$(10,171)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	35,450,000	35,400,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,810)	$(10,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	9,299	-
Accrued expenses	3,503	10,171
Net cash used in operating activities	(10,008)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	19,741	-
Repayments to a related party	(7,503)	-
Net cash provided by financing activities	12,238	-

Net increase in cash	2,230	-
Cash at the beginning of period	300	-
Cash at the end of period	$2,530	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid directly by related party	$3,100	$15,171

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

September 30, 2018

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada, for the purpose of acquiring and developing gold mining as well as certain other mining properties worldwide.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2018, have been omitted.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended September 30, 2018.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $656,382 and negative working capital of $117,643 as of September 30, 2018. For the three months ended September 30, 2018 the Company had a net loss of $22,810 with $10,008 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2018 and June 30, 2018, the amount due to a related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, the former CEO and Director of the Company, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

During the nine months ended September 30, 2018 the Company borrowed $19,741 from our Chairman of which $7,503 was repaid. In addition, the Chairman directly paid for $3,100 of operating expenses. As of September 30, 2018, and June 30, 2018, the Company owed $15,638 and $300, respectively. All funds were borrowed to pay for general operating expenses, are unsecured, non-interest bearing and due on demand.

The Company is using Richard Carey, Chairman of the Board office space at no cost to the Company.

NOTE 5 – NOTE PAYABLE

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is un-secured, bears interest at 5% per annum and matures on December 1, 2018. As of September 30, 2018, there is $535 of accrued interest due on the note. The note in past due and in default.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Chairman advanced the Company $9,485 to pay for general operating expenses. All advances are unsecured, non-interest bearing and due on demand.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019.

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

In August 14, 2018, the Company entered into an Exclusive Option Agreement (the “Agreement”) with Starving Lion, Inc. (“Lion”). Under the Agreement, the Company has been granted the exclusive option, for a period of six (6) months, to acquire certain assets from Starving Lion, Inc. specified under the June 4, 2018 Letter of Intent.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Operating expenses

General and administrative expenses were $3,498 for the three months ended September 30, 2018, compared to $3,171 for the three months ended September 30, 2017, an increase of $327 or 10.3%. The increase is due to an increase in activity associated with the new management and focus of the business.

Professional fees were $18,909 for the three months ended September 30, 2018, compared to $7,000 for the three months ended September 30, 2017, an increase of $11,909 or 170.1%. Professional fees consist mainly of legal, accounting and audit expense. The increase in professional fees is the result of services provided as the Company works on bringing its SEC filings up to date.

Other income (expense)

For the three months ended September 30, 2018, we had interest expense of $403, compared to interest expense of $0 for the three months ended September 30, 2017.

Net Loss

Net loss for the three months ended September 30, 2018 was $22,810 compared to $10,171 for the three months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $656,382 and negative working capital of $117,643 as of September 30, 2018. For the three months ended September 30, 2018 the Company had a net loss of $22,810 with $10,008 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $10,008 during the three months ended September 30, 2018 compared to $0 in the prior period.

Net cash provided by financing activities was $12,238 and $0 for the three months ended September 30, 2018 and 2017, respectively. Proceeds from financing were from advances from our Chairman (Note 4).

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2018 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2019	By:	/s/ Alexei Tchernov
Alexei Tchernov
Chief Executive Officer

Date: February 26, 2019	By:	/s/ John C. Baird
John C. Baird
Chief Financial Officer

