Form 10-Q
period 2018-12-31
Star Alliance International Corp.
filed 2019-03-15
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,450,000 shares of $0.001 par value common stock outstanding as of March 13, 2019.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP. BALANCE SHEETS (UNAUDITED)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash	$204	$300
Total assets	204	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,432	$-
Accrued expenses	1,326	20,182
Note payable	20,000	-
Note payable- to former related party	32,000	32,000
Due to related party	26,974	300
Due to former related party	42,651	42,651
Total current liabilities	137,383	95,133

Total liabilities	137,383	95,133

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,450,000 and 35,450,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	35,450	35,450
Additional paid-in capital	503,289	503,289
Accumulated deficit	(675,918)	(633,572)
Total stockholders’ deficit	(137,179)	(94,833)

Total liabilities and stockholders’ deficit	$204	$300

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$6,108	$3,211	$9,606	$6,382
Professional fees	12,687	33,500	31,596	40,500

Total operating expenses	18,795	36,711	41,202	46,882

Loss from operations	(18,795)	(36,711)	(41,202)	(46,882)

Other expense
Interest expense	(741)	-	(1,144)	-
Total other expense	(741)	-	(1,144)	-

Loss before provision for income taxes	(19,536)	(36,711)	(42,346)	(46,882)

Provision for income taxes	-	-	-	-

Net loss	$(19,536)	$(36,711)	$(42,346)	$(46,882)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	35,450,000	35,400,000	35,450,000	35,400,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,346)	$(46,882)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	24,932	-
Accrued expenses	4,243	46,882
Net cash used in operating activities	(13,171)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	32,841	-
Repayments to a related party	(19,766)	-
Net cash provided by financing activities	13,075	-

Net decrease in cash	(96)	-
Cash at the beginning of period	300	-
Cash at the end of period	$204	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid directly by related party	$13,600	$42,651
Note issued to settle unpaid legal fees	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

December 31, 2018

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $675,918 and negative working capital of $137,179 as of December 31, 2018. For the six months ended December 31, 2018 the Company had a net loss of $42,346 with $13,171 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2018 and June 30, 2018, the amount due to a related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, the former CEO and Director of the Company, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

During the six months ended December 31, 2018 the Company borrowed $32,841 from our Chairman of which $19,766 was repaid. In addition, the Chairman directly paid for $13,600 of operating expenses. As of December 31, 2018, and June 30, 2018, the Company owed $26,974 and $300, respectively. All funds were borrowed to pay for general operating expenses, are unsecured, non-interest bearing and due on demand.

The Company is using Richard Carey’s, Chairman of the Board, office space at no cost to the Company.

NOTE 5 – NOTES PAYABLE

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of December 31, 2018, there is $938 of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of December 31, 2018, there is $338 of accrued interest due on the note.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Chairman advanced the Company $28,000 to pay for general operating expenses. All advances are unsecured, non-interest bearing and due on demand.

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

The letter of Intent with Starving Lion, Inc. was allowed to expire as the Company had signed another letter of Intent as described below. The Company may consider new negotiations with Starving Lion, Inc. in the future.

On October 25, 2018, the Company entered into a Letter of Intent with Troy Mining Corporation. Troy is the owner of 78 gold mining claims consisting of approximately 4,800 acres, located east/southeast of El Portal, California, in Mariposa County. Troy also owns a production processing mill together with related equipment and buildings. Under the LOI, we have reached an agreement to purchase 85% of the outstanding capital stock of Troy for a total purchase price of $500,000 to be paid to its two majority shareholders. Troy is a privately held corporation with 13 minority shareholders. The LOI sets forth proposed terms for our acquisition of the minority holdings by an exchange of shares of our common stock for the remaining shares in Troy. All such further acquisitions will subject to the agreement of the relevant minority shareholders.

Under the LOI, the $500,000 to be paid for 85% of Troy’s stock shall be paid on the following schedule:

•	$50,000 to be paid upon execution of the definitive purchase agreement;
•	$50,000 to be paid within 60 days of the closing of the definitive agreement; and
•	$25,000 per month for the succeeding 16 months

Our acquisition of controlling interest in Troy will be subject to the successful negotiation and execution of a definitive purchase agreement, and will be contingent upon us obtaining financing sufficient to pay the purchase price. In addition, if the acquisition is closed, our ability to pursue continued gold mining operations on Troy’s properties in California will be contingent on securing sufficient debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

In the event that the Company is able to acquire the above assets, its business focus will shift to the pursuit of mining. The Company’s ability to successfully acquire the above assets is contingent upon obtaining additional financing sufficient to pay the cash portion of the purchase price. As of the current date no assets have been transferred as the Company is still in the due diligence period.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Operating expenses

General and administrative expenses were $6,108 for the three months ended December 31, 2018, compared to $3,211 for the three months ended December 31, 2017, an increase of $2,897 or 90.2%. The increase is due to an increase in activity associated with the new management and focus of the business.

Professional fees were $12,687 for the three months ended December 31, 2018, compared to $33,500 for the three months ended December 31, 2017, a decrease of $20,813 or 62.1%. Professional fees consist mainly of legal, accounting and audit expense. The decrease in professional fees is due to a decrease in legal fees in the current period compared to the prior period.

Other income (expense)

For the three months ended December 31, 2018, we had interest expense of $741, compared to interest expense of $0 for the three months ended December 31, 2017. Interest expense is being incurred on two promissory notes (Note 5) that we did not have in the prior period.

Net Loss

Net loss for the three months ended December 31, 2018 was $19,536 compared to $36,711 for the three months ended December 31, 2017 due to the decrease in expenses as discussed above.

Results of Operations for the Six Months Ended December 31, 2018 and 2017

Operating expenses

General and administrative expenses were $9,606 for the six months ended December 31, 2018, compared to $6,382 for the six months ended December 31, 2017, an increase of $3,224 or 50.5%. The increase is due to an increase in activity associated with the new management and focus of the business.

Professional fees were $31,596 for the six months ended December 31, 2018, compared to $40,500 for the six months ended December 31, 2017, a decrease of $8,904 or 21.9%. Professional fees consist mainly of legal, accounting and audit expense. The decrease in professional fees is due to a decrease in legal fees in the current period compared to the prior period.

Other income (expense)

For the six months ended December 31, 2018, we had interest expense of $1,144, compared to interest expense of $0 for the six months ended December 31, 2017. Interest expense is being incurred on two promissory notes (Note 5) that we did not have in the prior period.

Net Loss

Net loss for the six months ended December 31, 2018 was $42,346 compared to $46,882 for the six months ended December 31, 2017 due to the decrease in expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $675,918 and negative working capital of $137,179 as of December 31, 2018. For the six months ended December 31, 2018 the Company had a net loss of $42,346 with $13,171 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $13,171 during the six months ended December 31, 2018 compared to $0 in the prior period.

Net cash provided by financing activities was $13,075 and $0 for the six months ended December 31, 2018 and 2017, respectively. Proceeds from financing were from advances from our Chairman (Note 4).

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 15, 2019	By:	/s/ Alexei Tchernov
Alexei Tchernov
Chief Executive Officer

	By:	/s/ John C. Baird
Date: March 15, 2019		John C. Baird
Chief Financial Officer

