Form 10-Q
period 2019-03-31
Star Alliance International Corp.
filed 2019-05-20
CIK 1614556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

310-571-0020

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes ☐     No ☒

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 35,450,000 shares of $0.001 par value common stock outstanding as of May 15, 2019.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP. BALANCE SHEETS (UNAUDITED)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash	$225	$300
Total assets	225	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,003	$-
Accrued expenses	2,065	20,182
Note payable	20,000	-
Note payable- to former related party	32,000	32,000
Due to related party	51,124	300
Due to former related party	42,651	42,651
Total current liabilities	167,843	95,133

Total liabilities	167,843	95,133

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,450,000 and 35,450,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	35,450	35,450
Additional paid-in capital	503,289	503,289
Accumulated deficit	(706,357)	(633,572)
Total stockholders’ deficit	(167,618)	(94,833)

Total liabilities and stockholders’ deficit	$225	$300

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$7,344	$-	$16,950	$6,382
Professional fees	22,306	-	53,902	40,500

Total operating expenses	29,650	-	70,852	46,882

Loss from operations	(29,650)	-	(70,852)	(46,882)

Other expense
Interest expense	(789)	-	(1,933)	-
Total other expense	(789)	-	(1,933)	-

Loss before provision for income taxes	(30,439)	-	(72,785)	(46,882)

Provision for income taxes	-	-	-	-

Net loss	$(30,439)	$-	$(72,785)	$(46,882)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	35,450,000	35,400,000	35,450,000	35,400,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2017	35,400,000	$35,400	$478,339	$(539,636)	$(25,897)
Net loss	-	-	-	(10,171)	(10,171)
Balance, September 30, 2017	35,400,000	35,400	478,339	(549,807)	(36,068)
Net loss	-	-	-	(36,711)	(36,711)
Balance, December 31, 2017	35,400,000	35,400	478,339	(586,518)	(72,779)
Net loss	-	-	-	-	-
Balance, March 31, 2018	35,400,000	$35,400	$478,339	$(586,518)	$(72,779)

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	35,450,000	$35,450	$503,289	$(633,572)	$(94,833)
Net loss	-			(22,810)	(22,810)
Balance, September 30, 2018	35,450,000	35,450	503,289	(656,382)	(117,643)
Net loss	-			(19,536)	(19,536)
Balance, December 31, 2018	35,450,000	35,450	503,289	(675,918)	(137,179)
Net loss	-	-	-	(30,439)	(30,439)
Balance, March 31, 2019	35,450,000	$35,450	$503,289	$(706,357)	$(167,618)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,785)	$(46,882)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	30,502	-
Accrued expenses	4,983	46,882
Net cash used in operating activities	(37,300)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	61,041	-
Repayments to a related party	(23,816)	-
Net cash provided by financing activities	37,225	-

Net decrease in cash	(75)	-
Cash at the beginning of period	300	-
Cash at the end of period	$225	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS
Operating expenses paid directly by related party	$13,600	$42,651
Note issued to settle unpaid legal fees	$20,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

March 31, 2019

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $706,357 and negative working capital of $167,618 as of March 31, 2019. For the nine months ended March 31, 2019 the Company had a net loss of $72,785 with $37,300 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2019 and June 30, 2018, the amount due to a former related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, the former CEO and Director of the Company, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

During the nine months ended March 31, 2019 the Company borrowed $61,041 from our Chairman of which $23,816 was repaid. In addition, the Chairman directly paid for $13,600 of operating expenses. As of March 31, 2019, and June 30, 2018, the Company owed $51,124 and $300, respectively. All funds were borrowed to pay for general operating expenses, are unsecured, non-interest bearing and due on demand.

The Company is using Richard Carey’s, Chairman of the Board, office space at no cost to the Company.

NOTE 5 – NOTES PAYABLE

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of March 31, 2019, there is $1,333 of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of March 31, 2019, there is $732 of accrued interest due on the note.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Operating expenses

General and administrative expenses were $7,344 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018, an increase of $7,344. The increase is due to an increase in activity associated with the new management and focus of the business.

Professional fees were $22,306 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018, an increase of $22,306. Professional fees consist mainly of legal, accounting and audit expense. The increase in professional fees is due to an increase in all professional fees in the current period compared to the prior period.

Other income (expense)

For the three months ended March 31, 2019, we had interest expense of $789, compared to interest expense of $0 for the three months ended March 31, 2018. Interest expense is being incurred on two promissory notes (Note 5) that we did not have in the prior period.

Net Loss

Net loss for the three months ended March 31, 2019 was $30,439 compared to $0 for the three months ended March 31, 2018.

Results of Operations for the Nine Months Ended March 31, 2019 and 2018

Operating expenses

General and administrative expenses were $16,950 for the nine months ended March 31, 2019, compared to $6,382 for the nine months ended March 31, 2018, an increase of $10,568 or 165.5%. The increase is due to an increase in activity associated with the new management and focus of the business.

Professional fees were $53,902 for the nine months ended March 31, 2019, compared to $40,500 for the nine months ended March 31, 2018, an increase of $13,402 or 33%. Professional fees consist mainly of legal, accounting and audit expense. The increase in professional fees is due to an increase in legal fees in the current period compared to the prior period.

Other income (expense)

For the nine months ended March 31, 2019, we had interest expense of $1,933, compared to interest expense of $0 for the nine months ended March 31, 2018. Interest expense is being incurred on two promissory notes (Note 5) that we did not have in the prior period.

Net Loss

Net loss for the nine months ended March 31, 2019 was $72,785 compared to $46,882 for the nine months ended March 31, 2018 due to the decrease in expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $706,357 and negative working capital of $167,618 as of March 31, 2019. For the nine months ended March 31, 2019 the Company had a net loss of $72,785 with $37,300 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $37,300 during the nine months ended March 31, 2019 compared to $0 in the prior period.

Net cash provided by financing activities was $37,225 and $0 for the nine months ended March 31, 2019 and 2018, respectively. Proceeds from financing were from advances from our Chairman (Note 4).

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2019	By:	/s/ Alexei Tchernov
Alexei Tchernov
Chief Executive Officer

	By:	/s/ John C. Baird
Date: May 20, 2019		John C. Baird
Chief Financial Officer

