Form 10-K
period 2019-06-30
Star Alliance International Corp.
filed 2020-01-23
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

310-571-0020

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

No market value has not been computed based upon the fact that no active trading data was available as of June 30, 2019.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 93,870,000 shares of $0.001 par value common stock outstanding as of January 9, 2020.

STAR ALLIANCE INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2019

i

PART I

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

On May 22, 2019, the Board discussed the positions of the Directors and Officers. Mr. Tchernov resigned his position as CEO and Themis Glatman resigned as Company Secretary. The new appointments were made as follows:

Richard Carey	CEO and Joint Chairman, Board member
John Baird	CFO and Joint Chairman, Board Member
James Baughman	President Operations
Alexei Tchernov	Executive Vice President Finance, Board Member
Franz Allmayer	Vice President Finance, Board Member
Themis Glatman	Treasurer, Board Member
Anthony Anish	Company Secretary, Board Member

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

The required purchase price for the Starving Lion, Inc. assets will be $1,000,000 cash, together with the issuance to Lion of new common and/or preferred stock to represent fifty-eight percent (58%) of the Company’s issued and outstanding common stock on a fully-diluted, post-closing basis. The Company decided not to proceed with this potential acquisition at this time.

On October 25, 2018, Star entered into a Letter of Intent (the “LOI”) with Troy Mining Corporation, a Nevada corporation (“Troy”) and its two majority shareholders and on March 25, 2019 and on August 5th this LOI was extended. Troy is the owner of 78 gold mining claims consisting of approximately 4800 acres, located east/southeast of El Portal, California, in Mariposa County. Troy also owns a production processing mill together with related equipment and buildings. On August 13th, 2019, the Company closed the transaction making the first payment on the acquisition of all the assets of Troy Mining Corporation.

The Company’s business focus will be the pursuit of mining and mining technology businesses. The Company acquired the assets of Troy Mining Corporation, its first mining assets, on August 13, 2019.

On June 12, 2019, the Board approved the issuance of 48 million shares of common stock to Richard Carey, reducing his loan by $48,000.

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

As of June 30, 2019, no shares of our common stock have been traded.

Number of Holders

As of June 30, 2019, the 83,450,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2019 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2019, the Company sold 2,400,000 shares of common stock for total cash proceeds of $7,000. As of June 30, 2019, the shares have not yet been issued by the transfer agent and therefore have been credited to common stock to be issued.

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

Our cash balance was $471 as of June 30, 2019. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $775,454 and negative working capital of $133,715 as of June 30, 2019, and net loss of $141,882 and no cash flows in operating activities for the year ended June 30, 2019. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the years ended June 30, 2019 and 2018

Operating expenses

General and administrative expenses were $27,617 for the year ended June 30, 2019, compared to $6,382 for the year ended June 30, 2018, an increase of $21,235. The increase is due to an increase in filing fees and consulting expense.

Professional fees were $63,534 for the year ended June 30, 2019, compared to $87,422 for the year ended June 30, 2018, a decrease of $23,888. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to a decrease in legal fees.

Other income (expense)

For the year ended June 30, 2019, we had interest expense of $2,731 and a loss on conversion of debt of $48,000, compared to interest expense of $132 for the year ended June 30, 2018. Interest expense has increased as a result of the two notes payable that were added to the Company’s liabilities.

Net Loss

Net loss for the year ended June 30, 2019 was $141,882 compared to $93,936 for the year ended June 30, 2018.

Plan of Operations

We expect that working capital requirements will continue to be funded through borrowing from related parties. Subsequent to the year end the Company acquired the mining claims and equipment assets of Troy Mining Corporation. We continue to search for other new business opportunities in the mining arena.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $775,454 and negative working capital of $133,715 as of June 30, 2019. For the year ended June 30, 2019 the Company had a net loss of $141,882 with $44,910 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $44,910 for the year ended June 30, 2019 as compared to the net cash used in operating activities of $0 for the year ended June 30, 2018. The increase in net cash used in operating activities from 2018 to 2019 is because expenses were paid directly by related parties in 2018.

Net cash provided by financing activities was $45,081 and $300 for the years ended June 30, 2019 and 2018, respectively.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Star Alliance International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Star Alliance International Corp (the Company) as of June 30, 2019 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has an accumulated deficit of $775,454 and negative working capital of $133,715 as of June 30, 2019. For the year ended June 30, 2019 the Company had a net loss of $141,882. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Significant Related Party Transactions

The Company has had significant transactions and relationships with related parties, including the Company’s Co-Chairman, which are described in the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJ Robbins CPA, LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado December 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Star Alliance International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Star Alliance International Corp. as of June 30, 2018, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor from 2017 to 2018.

Houston, Texas

February 14, 2019

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,
	2019	2018
ASSETS
Current assets:
Cash	$471	$300
Total assets	471	300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,692	$–
Accrued expenses	2,863	20,182
Note payable	20,000	–
Note payable – former related party	32,000	32,000
Related party advance	3,980	300
Due to former related party	42,651	42,651
Total current liabilities	134,186	95,133

Total liabilities	134,186	95,133

COMMITMENTS AND CONTINGENCIES (see footnotes)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 175,000,000 shares authorized, 83,450,000 and 35,450,000 shares issued and outstanding as of June 30, 2019 and 2018, respectively	83,450	35,450
Additional paid-in capital	551,289	503,289
Common stock to be issued	7,000	–
Accumulated deficit	(775,454)	(633,572)
Total stockholders’ deficit	(133,715)	(94,833)

Total liabilities and stockholders’ deficit	$471	$300

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2019	2018
Operating expenses:
General and administrative	$27,617	$6,382
Professional fees	63,534	87,422

Total operating expenses	91,151	93,804

Loss from operations	(91,151)	(93,804)

Other expense:
Loss on conversion – related party	(48,000)	–
Interest expense	(2,731)	(132)
Total other expense	(50,731)	(132)

Loss before provision for income taxes	(141,882)	(93,936)

Provision for income taxes	–	–

Net loss	$(141,882)	$(93,936)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	37,817,123	35,400,000

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional Paid-in	Common Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance, June 30, 2017	35,400,000	$35,400	$478,339	$–	$(539,636)	$(25,897)
Common stock issued for services	50,000	50	24,950	–	–	25,000
Net loss	–	–	–	–	(93,936)	(93,936)
Balance, June 30, 2018	35,450,000	35,450	503,289	–	(633,572)	(94,833)

Common stock issued to convert related party advances	48,000,000	48,000	48,000	–	–	96,000
Common stock sold				7,000		7,000
Net loss	–	–	–	–	(141,882)	(141,882)
Balance, June 30, 2019	83,450,000	83,450	$551,289	$7,000	$(775,454)	$(133,715)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,882)	$(93,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	25,000
Loss on conversion of debt – related party	48,000	–
Changes in assets and liabilities:
Accounts payable	43,192	–
Accrued expenses	5,781	68,936
Net cash used in operating activities	(44,909)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	72,085	300
Repayment to related party	(34,005)	–
Proceeds from the sale of common stock	7,000	–
Net cash provided by financing activities	45,080	300
Net increase in cash	171	300
Cash at the beginning of year	300	–
Cash at the end of year	$471	$300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–
NON-CASH TRANSACTIONS:
Operating expenses paid directly by a former related party	$–	$42,651
Note payable issued for settlement of accrued expense	$–	$32,000
Related party advance converted to common shares	$48,000	$–
Operating expenses paid directly by a related party	$13,600	$–
Note issued to settle unpaid legal fees	$20,000	$–

The accompanying notes are an integral part of these financial statements.

Star Alliance International Corp.

Notes to Financial Statements

June 30, 2019

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 30, 2019 or 2018.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the, change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at June 30, 2019, using the new corporate tax rate of 21 percent. See Note 7.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended June 30, 2019 and June 30, 2018.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this ASU and it did not have a material impact on the Company’s results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this ASU and it did not have a material impact on the Company’s results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $775,454 and negative working capital of $133,715 as of June 30, 2019. For the year ended June 30, 2019 the Company had a net loss of $141,882. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

In June 2018, Richard Carey, the Company’s Chairman, advanced the Company $300 to open a bank account. During the year ended June 30, 2019, Mr. Carey advanced the Company an additional $72,085, of which $34,005 was repaid. On June 12, 2019, Mr. Carey converted $48,000 of the amount due to him into 48,000,000 shares of common stock. The stock was fair valued at $0.002 per share by an independent valuation firm resulting in a loss on conversion of $48,000. As of June 30, 2019 and 2018, the balance due to Mr. Carey is $3,980 and $300, respectively. The advances are unsecured, non-interest bearing and due on demand.

Mr. Carey is using his personal office space at no cost to the Company.

NOTE 5 – COMMON STOCK

On June 30, 2018, the Company granted 50,000 shares of common stock for services rendered as of June 30, 2018. The shares were valued at $0.50 for total non-cash compensation expense of $25,000. As of June 30, 2018 the shares had not yet been issued by the transfer agent.

During the year ended June 30, 2019, the Company sold 2,400,000 shares of common stock for total cash proceeds of $7,000. As of June 30, 2019, the shares have not yet been issued by the transfer agent and therefore have been credited to common stock to be issued.

Refer to Note 4 for shares issued to a related party.

NOTE 6 – NOTE PAYABLE

As of June 30, 2019 and 2018, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2019 and 2018, there is $1,732 and $132, respectively, of accrued interest on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of June 30, 2019, there is $1,131 of accrued interest due on the note.

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

Net deferred tax assets consist of the following components as of June 30:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$152,765	$127,772
Less valuation allowance	(152,765)	(127,772)
Net deferred tax assets	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended June 30, due to the following:

At June 30, 2019, the Company had net operating loss carry forwards of approximately $634,000 that maybe offset against future taxable income.  No tax benefit has been reported in the June 30, 2019 or 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2013.

NOTE 8 – SUBSEQUENT EVENTS

1. Acquisition of Troy Mining Claims

On August 13, 2019, The Company closed an Asset Purchase Agreement (the “APA”) with Troy Mining Corporation (“Troy”). Under the APA, we acquired 78 gold mining claims consisting of approximately 4,800 acres, located east/southeast of El Portal, California, in Mariposa County, together with all of Troy’s rights to related equipment and buildings currently located on the mining claims. In exchange for the mining claims and related assets, we:

•	Agreed to issue 1,900,000 shares of a new class of preferred stock designated Series B Preferred Stock; and

•	Agreed to make total cash payments in the amount of $500,000 under a Promissory Note (the “Purchase Note”)

Under the Purchase Note, we paid $50,000 at the time of the closing, and are required to pay an additional $50,000 within sixty days of the closing, and $25,000 every other month thereafter, with the entire remaining amount due no later than March 31, 2020. In the event of default under the Purchase Note, all assets acquired under the APA will be forfeited back to Troy.

The 1,900,000 shares of Series B Preferred Stock designated and issued as part of the purchase price will be convertible into common stock on a 2:1 basis beginning 60 days from their date of issuance and will cast two votes per share on all matters submitted to a vote of our shareholders. If converted, all shares of Series B Preferred Stock must be converted in one tranche. Within 60 days of the closing, we are required under the APA to file a registration statement registering the re-sale of the shares of common stock issuable upon conversion of the Series B Preferred Stock.

On October 9, 2019, the parties have agreed to extend the date for filing the registration statement relating to the preferred shares of STAL to be issued to the Troy shareholders and that would in turn extend the date that the shares would become free trading. This extension will be for 150 days for filing the registration statement and obtaining approval for the shares to become free trading. All the remaining terms included in the contract will remain the same.

2. In order to pay the initial $50,000 required under the APA and the Purchase Note, the Company obtained funding under a Convertible Promissory Note in the amount of $50,000 issued to a private investor. The Convertible Promissory Note accrues interest at an annual rate of 10% and is due and payable in full in 60 days. The Convertible Promissory Note is convertible to shares of our common stock at a price of $0.05 per share.

3. In July 2019, the Company issued 6,000,000 shares of common stock to various members of the Board. All but 250,000 common shares were issued in lieu of Directors Fees.

4. On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish.

5. In October 2019, the approximately 7 mile road from the main highway to our mining claims has been cleared and is now passable.

6. On October 7, 2019, a new $250,000 Convertible Promissory Note with initial funding of $50,000 was issued to a private investor. The Convertible Promissory Note accrues interest at an annual rate of 10% and is due and payable in full in 60 days. The Convertible Promissory Note is convertible to shares of our common stock at a price of $0.05 per share.

7. On October 9, 2019, a contract extension was agreed between Star Alliance International Corp. and Troy Mining Corporation The agreement gives the Company 150 days to file an S-1 registration statement and obtain approval for the shares that are to be issued to the Troy shareholders to become free trading.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2019, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending June 30, 2019, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year ended June 30, 2019 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Richard Carey	80	Chief Executive Officer, Co Chairman of the Board
John C. Baird	75	Chief Financial Officer, Co Chairman of the Board
Alexei Tchernov	57	Executive Vice-President Finance, Director
James Baughman	63	Vice President Operations
Franz Allmayer	32	Vice President Finance, Director
Themis Glatman	61	Treasurer, Director
Anthony L. Anish	71	Company Secretary, Director

Biographical Information and Background of officer and director

Richard Carey – Chief Executive Officer and Co- Chairman, appointed May 22, 2019,

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

John C. Baird – Chief Financial Officer and Co- Chairman, appointed May 22, 2019

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

Alexei Tchernov – Executive Vice-President Finance, appointed May 22, 2019

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

Franz Allmayer - Vice President Finance, appointed May 22, 2019

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

Themis Glatman - Treasurer, appointed May 22, 2019

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

Anthony L. Anish Corporate Secretary, appointed May 22, 2019

Mr. Anish, as Corporate Secretary, is responsible for board minutes and implementing board decisions, advising directors, handling share issuances and transactions, legal requirements, auditors, lawyers, tax advisers, bankers and shareholders on governance issues, and ensuring compliance of relevant laws and regulatory matters. Mr. Anish serves as a principal officer of M Line Holdings, Inc. and Square Chain Corporation where he is responsible for meeting all the SEC requirements. Previously, he successfully founded and expanded the London-based Anish and Co., chartered accountants, Mr. Anish sold his interest to two junior partners to join as CFO his accounting client, Performance Tire, Ltd. A year later he joined Performance Tire, Inc. where he led an expansion into the U.S. that took sales from $2MM to $28MM in 2 years. He later purchased the company's 9 retail stores, which he later sold to return to his accounting and finance background. Mr. Anish provided business finance for companies through equipment leasing and asset-based lending from its Orange County office. Prior to joining M Line he consulted on a number of reverse mergers, provided business finance to private and public companies, and assisted taking a private company public through the full registration process. Mr. Anish received his Chartered Accounting degree after articling with Percy Phillips and Co., a London based Chartered Accounting firm.

James Baughman, Vice President Operations, appointed May 22, 2019

James Baughman, an economic geologist and mining executive, is our President and responsible for assisting the CEO in creating, planning, implementing and integrating the strategic direction of the Company and as such shares with the CEO responsibilities for the company operations, marketing, strategy, financing, and creation of company culture. Mr. Baughman has over thirty years of progressive experience in advancing gold, silver, and base metal projects from grassroots to advance stage projects. He has held senior positions (i.e., Chief Geologist, Chairman, President, Acting CFO, Chief Operating Officer) in both private and publicly traded mining and mineral exploration companies during his 30-year industry career. Mr. Baughman was on the successful Greens Creek discovery team and has lead exploration and development projects throughout the Western Hemisphere. Mr. Baughman was CEO of High Plains Uranium that was sold for US $55 Million in 2006. Mr. Baughman is a registered member of the Society of Mining, Metallurgy, Exploration and a member of the Society of Economic Geologists. Mr. Baughman received a Bachelor of Science degree in Geology in 1983 from the University of Wyoming and is a registered professional geologist (P. Geo) in the State of Wyoming. Mr. Baughman is a Registered Member of the Society of Mining, Metallurgy, and Exploration (SME) and a Qualified Person (QP) on the Toronto Stock Exchange (TSX) and Australian Stock Exchange (ASX).

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

Director Nominations

As of June 30, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Richard Carey (CEO)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
John C. Baird (CFO)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Alexei Tchernov (Executive VP Finance)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Franz Allmayer (Vice President Finance)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Themis Glatman (Treasurer)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Anthony L. Anish (Company Secretary)	2019	0	0	0	0	0	0	0	0
James Baughman (Vice President Operations)	2019	0	0	0	0	0	0	0	0
Eng Wah Kung (CFO, resigned May 16, 2018)	2018	0	0	0	0	0	0	0	0
Kok Chee Lee (CEO, resigned January 17, 2018)	2018	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2019 or 2018. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2019 or 2018. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2019 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During the fiscal year ended June 30, 2019, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 7, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 92,720,000 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Richard Carey	66,500,000	71.72%
Common Stock	John C. Baird	2,500,000	2.70%
Common Stock	Alexei Tchernov	500,000	0.54%
Common Stock	Franz Allmayer	250,000	0.27%
Common Stock	Themis Gladman	250,000	0.27%
Common Stock	Anthony L. Anish	1,000,000	0.08%

Common Stock	Total all executive officers and directors (7 persons)	71,000,000	76.57%

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of June 30, 2019, the amount due to a related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company during the year ended June 30, 2018, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

On May 14, 2018, pursuant to an agreement by and between Richard Carey, the Company’s new President and Chairman of the Board, and Kido, Mr. Richard Carey acquired 22,000,000 shares of common stock of the Company owned by Kido, representing 62.15% ownership of the Company which constitutes control. Mr. Richard Carey accepted the positions of President and Chairman of the Board on the same day.

In June 2018, Richard Carey, the Company’s Chairman, advanced the Company $300 to open a bank account. During the year ended June 30, 2019, Mr. Carey advanced the Company an additional $72,086, of which $34,005 was repaid. On June 12, 2019, Mr. Carey converted $48,000 of the amount due to him into 48,000,000 shares of common stock. As of June 30, 2019, the balance due to Mr. Carey is $3,980. The advance is unsecured, non-interest bearing and due on demand.

Mr. Carey is using his personal office space at no cost to the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal year ended June 30, 2019, we incurred $49,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Our previous auditors MaloneBailey charged fees of $27,500 for the period July 1, 2018 through June 30, 2019 which included fees for the quarterly reviews of quarter 2 and 3 of fiscal year 2018. The Audit fees incurred during the fiscal year ended June 30, 2018 were $15,200.

Tax Fees

During the years ended June 30, 2019 and 2018, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended June 30, 2019 and 2018, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	Exclusive Option Agreement with Starving Lion, Inc. (2)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Star Alliance International Corp.

By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer, Joint Chairmen

Date	January 23, 2020

By:	/s/ John C. Baird
John C. Baird
Chief Financial Officer, Joint Chairmen

Date	January 23, 2020

By:	/s/ Alexei Tchernov
Alexei Tchernov
Director

Date	January 23, 2020

By:	/s/ Franz Allmayer
Franz Allmayer
Director

Date:	January 23, 2020

