Form 10-Q
period 2019-09-30
Star Alliance International Corp.
filed 2020-03-02
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

833-443-STAR (7827)

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☐ No ☒

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 94,120,000 shares of common stock par value $0.001, 1,000,000 Series A preferred shares, par value $0.001 and 1,833,000 series B preferred shares par value $0.001 were outstanding as at as of February 27, 2020.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$2,207	$471
Total current assets	2,207	471

Other assets:
Property and equipment	450,000	–
Mining claims	57,532	–
Total other assets	507,532	–

Total Assets	$509,739	$471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,935	$32,692
Accrued expenses	3,669	2,863
Accrued compensation	40,000	–
Note payable	470,000	20,000
Note payable – former related party	32,000	32,000
Related party advance	18,088	3,980
Due to former related party	42,651	42,651
Total current liabilities	642,343	134,186

Total liabilities	642,343	134,186

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding	–	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 175,000,000 shares authorized, 90,200,000 and 83,450,000 shares issued and outstanding, respectively	90,200	83,450
Additional paid-in capital	558,789	551,289
Common stock to be issued	60,080	7,000
Preferred stock to be issued	7,532	–
Accumulated deficit	(849,205)	(775,454)
Total stockholders’ deficit	(132,604)	(133,715)

Total liabilities and stockholders’ deficit	$509,739	$471

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2019	2018
Operating expenses:
General and administrative	$17,444	$3,498
Professional fees	7,500	18,909
Director compensation	13,000	–
Officer compensation	35,000	–

Total operating expenses	72,944	22,407

Loss from operations	(72,944)	(22,407)

Other expense
Interest expense	(807)	(403)
Total other expense	(807)	(403)

Loss before provision for income taxes	(73,751)	(22,810)

Provision for income taxes	–	–

Net loss	$(73,751)	$(22,810)

Net loss per common share - basic and diluted	$0.00	$0.00
Weighted average common shares outstanding – basic and diluted	87,990,761	35,450,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	35,450,000	$35,450	$503,289	$(633,572)	$(94,833)
Net loss	–	–	–	(22,810)	(22,810)
Balance, September 30, 2018	35,450,000	$35,450	$503,289	$(656,382)	$(117,643)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Accumulated
	Shares	Amount	Capital	To Be Issued	To Be Issued	Deficit	Total
Balance, June 30, 2019	83,450,000	$83,450	$551,289	$7,000	$–	$(775,454)	$(133,715)
Stock issued for services	1,500,000	1,500	1,500	80	–	–	3,080
Stock issued for services – related party	4,000,000	4,000	4,000	–	–	–	8,000
Stock issued for conversion of debt	250,000	250	–	–	–	–	250
Stock sold for cash	1,000,000	1,000	2,000	53,000	–	–	56,000
Preferred stock issued for acquisition	–	–	–	–	7,532		7,532
Net loss	–	–	–	–	–	(73,751)	(73,751)
Balance, September 30, 2019	90,200,000	$90,200	$558,789	$60,080	$7,532	$(849,205)	$(132,604)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,751)	$(22,810)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Common stock issued for services	11,080	–
Accounts payable	3,243	9,299
Accrued expenses	807	3,503
Accrued compensation	40,000	–
Net cash used in operating activities	(18,621)	(10,008)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	24,029	19,741
Repayments to a related party	(9,672)	(7,503)
Proceeds from the sale of common stock	56,000	–
Payment on note payable	(50,000)	–
Net cash provided by financing activities	20,357	12,238

Net increase in cash	1,736	2,230
Cash at the beginning of period	471	300
Cash at the end of period	$2,207	$2,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS
Operating expenses paid directly by related party	$–	$3,100

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the State of Nevada, for the purpose of acquiring and developing gold mines as well as certain other mining properties worldwide.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $849,205 and negative working capital of $640,136 as of September 30, 2019. For the three months ended September 30, 2019 the Company had a net loss of $73,751 with $18,621 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2019 and June 30, 2019, the balance due to Mr. Carey is $16,351 and $3,980, respectively. The advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2019, the Company owes Anthony Anish, a board member, $1,736 for expense reimbursement.

Mr. Carey is using his personal office space at no cost to the Company.

NOTE 5 – NOTES PAYABLE

As of September 30, 2019 and June 30, 2019, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of September 30, 2019 and June 30, 2019, there is $2,135 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of September 30, 2019, and June 30, 2019, there is $1,531 and $1,131, respectively, of accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 6). The Company paid the initial $50,000 due on the note on August 13, 2019.

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

NOTE 6 – ACQUISITION

On August 13, 2019, The Company closed an Asset Purchase Agreement (the “APA”) with Troy Mining Corporation (“Troy”). Under the APA, the company acquired 78 gold mining claims consisting of approximately 4,800 acres, located east/southeast of El Portal, California, in Mariposa County, together with all of Troy’s rights to related equipment and buildings currently located on the mining claims. In exchange for the mining claims and related assets, the company agreed to issue 1,833,000 shares of a new class of preferred stock designated Series B Preferred Stock; and agreed to make total cash payments in the amount of $500,000 under a Promissory Note (the “Purchase Note”).

Under the Purchase Note, we paid $50,000 at the time of the closing, and are required to pay an additional $50,000 within sixty days of the closing, and $25,000 every other month thereafter, with the entire remaining amount due no later than March 31, 2020. In the event of default under the Purchase Note, all assets acquired under the APA will be forfeited back to Troy. We are current on all the terms of the agreement.

NOTE 7 – PREFERRED STOCK

Of the 25,000,000 shares of the Company's authorized Preferred Stock, $0.001 par value per share, 1,900,000 are designated as Series B Preferred Stock. Only one person or entity, is entitled to be designated as the owner of all of the Series B Preferred Stock (the “Holder”), in whose name the initial certificates representing the Series B Preferred Stock shall be issued. Any transfer of the Series B Preferred Stock to a different Holder must be approved in advance by the Corporation; provided, however, the Holder shall have the right to transfer the Series B Preferred Stock, or any portion thereof, to any affiliate of Holder or nominee of Holder, without the approval of the Corporation. Each share of Preferred Stock shall have one vote per share. Holder is not entitled to dividends or distributions and each share of Series B Preferred Stock shall be convertible at the rate of two Common Shares for each one B Preferred stock.

In conjunction with the APA with Troy, the company issued 1,833,000 shares of Series B Preferred Stock, the shares were valued at $0.002 or $7,532 as if they had been converted into 3,666,000 shares of common stock. As of September 30, 2019, the preferred shares have not yet been issued by the transfer agent; accordingly, $7,532 has been credited to preferred stock to be issued.

NOTE 8 – COMMON STOCK

During the three months ended September 30, 2019, the Company granted 1,540,000 shares of common stock for services. The shares were valued at $0.002 per share for total non-cash expense of $3,080. As of September 30, 2019, 40,000 shares have not yet been issued by the transfer agent; accordingly, $80 has been credited to common stock to be issued.

During the three months ended September 30, 2019, the Company sold 2,290,000 shares of common stock for total cash proceeds of $56,000. In addition, the Company issued 1,000,000 shares of common stock that had been purchased in the prior period.

During the three months ended September 30, 2019, the Company issued 250,000 shares of common stock in conversion of a $250 loan payable.

During the three months ended September 30, 2019, the Company granted 4,000,000 shares of common stock to an officer and two directors for services rendered. The shares were valued at $0.002 per share for total non-cash expense of $8,000.

NOTE 9 – SUBSEQUENT EVENT

On October 9, 2019, the parties have agreed to extend the date for filing the registration statement relating to the preferred shares of the Company to be issued to the Troy shareholders and that would in turn extend the date that the shares would become free trading. This extension will be for 150 days for filing the registration statement and obtaining approval for the shares to become free trading. All the remaining terms included in the contract will remain the same.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish.

On October 7, 2019, a new $250,000 Convertible Promissory Note with initial funding of $50,000 was issued to a private investor. The Convertible Promissory Note accrues interest at an annual rate of 10% and is due and payable in full in 60 days. The Convertible Promissory Note is convertible to shares of our common stock at a price of $0.05 per share. The investor converted the $50,000 and $50,000 from Q1 into 2,260,000 shares of common stock.

On October 9, 2019, a contract extension was agreed between Star Alliance International Corp. and Troy Mining Corporation. The agreement gives the Company 150 days to file an S-1 registration statement and obtain approval for the shares that are to be issued to the Troy shareholders to become free trading.

Subsequent to September 30, 2019, the transfer agent issued 1,560,000 (in addition to the 50,000 mentioned above) shares of common stock formerly booked as common stock payable.

Subsequent to September 30, 2019, the Company granted 100,000 shares of common stock for services.

In February 2020, 1,833,000 Series B Preferred shares were issued to the shareholders of Troy Mining Corporation at the rate of one Star Alliance Series B Preferred share for each common share of Troy Mining Corporation stock held. These shares may be converted to Star Alliance common stock at the rate of two common shares for every one share of Star Alliance Preferred stock.

In February 2020 1,000,000 Series A Preferred shares were issued to Richard Carey. These shares cannot be converted, are not eligible for dividends but carry a 50% voting preference.

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

The required purchase price for the Starving Lion, Inc. assets was to be $1,000,000 cash, together with the issuance to Lion of new common and/or preferred stock to represent fifty-eight percent (58%) of the Company’s issued and outstanding common stock on a fully-diluted, post-closing basis. The Company decided not to proceed with this potential acquisition at this time.

On October 25, 2018, Star entered into a Letter of Intent (the “LOI”) with Troy Mining Corporation, a Nevada corporation (“Troy”) and its two majority shareholders and on March 25, 2019 and on August 5th this LOI was extended. Troy is the owner of 78 gold mining claims consisting of approximately 4800 acres, located east/southeast of El Portal, California, in Mariposa County. Troy also owns a production processing mill together with related equipment and buildings. On August 13th, 2019, the Company closed the transaction making the first payment on the acquisition of all the assets of Troy Mining Corporation. Further payments have been made since that date and the Company is current on all its obligations.

The Company’s business focus will be the pursuit of mining and mining technology businesses. The Company acquired the assets of Troy Mining Corporation, its first mining assets, on August 13, 2019.

On June 12, 2019, the Board approved the issuance of 48 million shares of common stock to Richard Carey, reducing his loan by $48,000.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Operating expenses

General and administrative expenses were $17,444 for the three months ended September 30, 2019, compared to $3,498 for the three months ended September 30, 2018, an increase of $13,946. The increase is due to an increase in filing fees and consulting expense, $3,080 of which is non-cash stock compensation expense.

Professional fees were $7,500 for the three months ended September 30, 2019, compared to $18,909 for the three months ended September 30, 2018, a decrease of $11,409. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to a decrease in legal fees.

Director compensation was $13,000 and $0 for the three months ended September 30, 2019 and 2018, respectively. The increase is due to our new service agreements entered into with two of our directors and $3,000 of non-cash stock compensation expense.

Officer compensation was $35,000 and $0 for the three months ended September 30, 2019 and 2018, respectively. The increase is due to our new service agreement with our CEO and $3,000 of non-cash stock compensation expense.

Other income (expense)

For the three months ended September 30, 2019 and 2018, we had interest expense of $807 and $403, respectively, Interest expense is being incurred on two of our promissory notes (Note 5).

Net Loss

Net loss for the three months ended September 30, 2019 was $73,751 compared to $22,810 for the three months ended September 30, 2018. The increase in net loss can be attributed mostly to our newly incurred director and officer compensation accrued expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $849,205 and negative working capital of $640,136 as of September 30, 2019. For the three months ended September 30, 2019 the Company had a net loss of $73,751 with $18,621 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $18,621 during the three months ended September 30, 2019 compared to $10,008 in the prior period.

Net cash provided by financing activities was $20,357 and $12,238 for the three months ended September 30, 2019 and 2018, respectively. Proceeds from financing were from advances from our CEO (Note 4) as well as the sale of common stock (Note 8).

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 2, 2020	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ John C. Baird
Date: March 2, 2020		John C. Baird
Chief Financial Officer

