Form 10-Q
period 2019-12-31
Star Alliance International Corp.
filed 2020-03-20
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 102,713,334 shares of common stock par value $0.001, 1,000,000 Series A preferred shares, par value $0.001 and 1,883,000 series B preferred shares par value $0.001 were outstanding as at as of March 15, 2020.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$5,815	$471
Total current assets	5,815	471

Other assets:
Property and equipment	450,000	–
Mining claims	57,532	–
Total other assets	507,532	–

Total Assets	513,347	471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,799	$32,692
Accrued expenses	4,917	2,863
Accrued compensation	97,000	–
Note payable	488,500	20,000
Note payable – former related party	32,000	32,000
Related party advance	3,431	3,980
Due to former related party	42,651	42,651
Total current liabilities	695,298	134,186

Total liabilities	695,298	134,186

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding	–	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, 175,000,000 shares authorized, 94,120,000 and 83,450,000 shares issued and outstanding, respectively	94,120	83,450
Additional paid-in capital	665,149	551,289
Common stock to be issued	8,633	7,000
Preferred stock to be issued	7,532	–
Accumulated deficit	(957,385)	(775,454)
Total stockholders’ deficit	(181,951)	(133,715)

Total liabilities and stockholders’ deficit	$513,347	$471

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$38,932	$6,108	$56,376	$9,606
Professional fees	10,000	12,687	17,500	31,596
Director compensation	15,000	–	28,000	–
Officer compensation	43,000	–	78,000	–

Total operating expenses	106,932	18,795	179,876	41,202

Loss from operations	(106,932)	(18,795)	(179,876)	(41,202)

Other expense
Interest expense	(1,248)	(741)	(2,055)	(1,144)
Total other expense	(1,248)	(741)	(2,055)	(1,144)

Loss before provision for income taxes	(108,180)	(19,536)	(181,931)	(42,346)

Provision for income taxes	–	–	–	–

Net loss	$(108,180)	$(19,536)	$(181,931)	$(42,346)

Net loss per common share - basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00
Weighted average common shares outstanding – basic and diluted	92,556,196	35,400,000	90,276,478	35,400,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	35,450,000	$35,450	$503,289	$(633,572)	$(94,833)
Net loss	–	–	–	(22,810)	(22,810)
Balance, September 30, 2018	35,450,000	35,450	503,289	(656,382)	(117,643)
Net loss	–	–	–	(19,536)	(19,536)
Balance, December 31, 2018	35,450,000	$35,450	$503,289	$(675,918)	$(137,179)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Common Stock To Be	Preferred Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Issued	Deficit	Total
Balance, June 30, 2019	83,450,000	$83,450	$551,289	$7,000	$–	$(775,454)	$(133,715)
Stock issued for services	1,500,000	1,500	1,500	80	–	–	3,080
Stock issued for services – related party	4,000,000	4,000	4,000	–	–	–	8,000
Stock issued for conversion of debt	250,000	250	–	–	–	–	250
Stock sold for cash	1,000,000	1,000	2,000	53,000	–	–	56,000
Preferred stock issued for acquisition	–	–	–	–	7,532	–	7,532
Net loss	–	–	–	–	–	(73,751)	(73,751)
Balance, September 30, 2019	90,200,000	90,200	558,789	60,080	7,532	(849,205)	(132,604)
Stock issued for services	140,000	140	140	(80)	–	–	200
Stock sold for cash	3,780,000	3,780	106,220	(51,367)	–	–	58,633
Net loss	–	–	–	–	–	(108,180)	(108,180)
Balance, December 31, 2019	94,120,000	$94,120	$665,149	$8,633	$7,532	$(957,385)	$(181,951)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,931)	$(42,346)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Common stock issued for services	11,280	–
Accounts payable	(5,893)	24,932
Accrued expenses	2,055	4,243
Accrued compensation	97,000	–
Net cash used in operating activities	(77,489)	(13,171)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	35,735	32,841
Repayments to a related party	(36,035)	(19,766)
Proceeds from the sale of common stock	114,633	–
Proceeds from notes payable	55,500	–
Payment on note payable	(87,000)	–
Net cash provided by financing activities	82,833	13,075

Net increase (decrease) in cash	5,344	(96)
Cash at the beginning of period	471	300
Cash at the end of period	$5,815	$204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS
Operating expenses paid directly by related party	$–	$13,600
Note issued to settle unpaid legal fees	$–	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

December 31, 2019

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the State of Nevada, for the purpose of acquiring and developing gold mines as well as certain other mining properties worldwide.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2019, have been omitted.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities, and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time; however, actual results could differ materially from those estimates.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $957,385 and negative working capital of $689,483 as of December 31, 2019. For the six months ended December 31, 2019 the Company had a net loss of $181,931 with $77,489 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2019 and June 30, 2019, the balance due to Mr. Carey is $119 and $3,980, respectively. The advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2019, the Company owes Anthony Anish, a board member, $3,311 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of December 31, 2019, the Company has accrued compensation due to Mr. Carey of $47,000, Mr. Baird of $25,000 and Mr. Anish of $25,000.

Mr. Carey is using his personal office space at no cost to the Company.

NOTE 5 – NOTES PAYABLE

As of December 31, 2019 and June 30, 2019, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of December 31, 2019 and June 30, 2019, there is $2,538 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of December 31, 2019, and June 30, 2019, there is $18,000 and $1,938 and $20,000 and $1,131, respectively, of principal and accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 6). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As of December 31, 2019 there is $415,000 due on this note.

In order to pay the initial $50,000 required under the APA and the Purchase Note, the Company obtained funding under a Convertible Promissory Note in the amount of $50,000 issued to a private investor. The Convertible Promissory Note accrues interest at an annual rate of 10% and is due and payable in full in 60 days. On October 7, 2019, a new $250,000 Convertible Promissory Note with initial funding of $50,000 was issued to the same investor. The Convertible Promissory Note accrues interest at an annual rate of 10% and is due and payable in full in 60 days. The Convertible Promissory Note is convertible to shares of our common stock at a price of $0.05 per share. The investor has converted the $50,000 and $50,000 from Q1 into 2,260,000 shares of common stock.

During the six months ended December 31, 2019. The Company received a total of $54,000 in other loans from two individuals. These loans accrue interest at 10% and are due on demand. Total accrued interest as of December 31, 2019 is $441.

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

In conjunction with the APA with Troy, the company issued 1,833,000 shares of Series B Preferred Stock, the shares were valued at $0.002 or $7,532 as if they had been converted into 3,666,000 shares of common stock. As of December 31, 2019, the preferred shares have not yet been issued by the transfer agent; accordingly, $7,532 has been booked to preferred stock to be issued.

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

NOTE 8 – COMMON STOCK

During the six months ended December 31, 2019, the Company granted 1,640,000 shares of common stock for services. The shares were valued at $0.002 per share for total non-cash expense of $3,280.

During the six months ended December 31, 2019, the Company sold 2,462,660 shares of common stock for total cash proceeds of $64,633. In addition, the Company issued 1,000,000 shares of common stock that had been purchased in the prior period. Refer to Note 5 for additional shares issued under a convertible promissory note.

During the six months ended December 31, 2019, the Company issued 250,000 shares of common stock in conversion of a $250 loan payable.

During the six months ended December 31, 2019, the Company granted 4,000,000 shares of common stock to an officer and two directors for services rendered. The shares were valued at $0.002 per share for total non-cash expense of $8,000.

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

In February 2020, 1,000,000 Series A Preferred shares were issued to Richard Carey. These shares cannot be converted, are not eligible for dividends but carry a 50% voting preference.

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

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Operating expenses

General and administrative expenses were $38,932 for the three months ended December 31, 2019, compared to $6,108 for the three months ended December 31, 2018, an increase of $32,824. The increase is primarily due to an increase in consulting expense of $7,200, meals and travel expense of approximately $12,580 and $9,000 for development of the mine location.

Professional fees were $10,000 for the three months ended December 31, 2019, compared to $12,687 for the three months ended December 31, 2018, a decrease of $2,687 or 21%. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to a decrease in legal fees.

Director compensation was $15,000 and $0 for the three months ended December 31, 2019 and 2018, respectively. The increase is due to our new service agreements entered into with two of our directors and $3,000 of non-cash stock compensation expense.

Officer compensation was $43,000 and $0 for the three months ended December 31, 2019 and 2018, respectively. The increase is due to our new service agreement with our CEO and $5,000 of non-cash stock compensation expense.

Other income (expense)

For the three months ended December 31, 2019 and 2018, we had interest expense of $1,248 and $741, respectively, Interest expense is being incurred on several of our promissory notes (Note 5).

Net Loss

Net loss for the three months ended December 31, 2019 was $108,180 compared to $19,536 for the three months ended December 31, 2018. The increase in net loss can be attributed mostly to our newly incurred director and officer compensation expense.

Results of Operations for the Six Months Ended December 31, 2019 and 2018

Operating expenses

General and administrative expenses were $56,376 for the six months ended December 31, 2019, compared to $9,606 for the six months ended December 31, 2018, an increase of $46,770. The increase is primarily due to an increase in consulting expense of $14,780, ($3,280 of which is non-cash stock compensation expense), meals and travel expense of approximately $19,370 and $9,000 for development of the mine location.

Professional fees were $17,500 for the six months ended December 31, 2019, compared to $31,596 for the six months ended December 31, 2018, a decrease of $14,096 or 45%. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to a decrease in legal fees.

Director compensation was $28,000 and $0 for the six months ended December 31, 2019 and 2018, respectively. The increase is due to our new service agreements entered into with two of our directors and $3,000 of non-cash stock compensation expense.

Officer compensation was $78,000 and $0 for the six months ended December 31, 2019 and 2018, respectively. The increase is due to our new service agreement with our CEO and $5,000 of non-cash stock compensation expense.

Other income (expense)

For the six months ended December 31, 2019 and 2018, we had interest expense of $2,055 and $1,144, respectively, Interest expense is being incurred on several of our promissory notes (Note 5).

Net Loss

Net loss for the six months ended December 31, 2019 was $181,931 compared to $42,346 for the six months ended December 31, 2018. The increase in net loss can be attributed mostly to our newly incurred director and officer compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $957,385. For the six months ended December 31, 2019 the Company had a net loss of $108,180 with $77,489 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $77,489 during the six months ended December 31, 2019 compared to $13,171 in the prior period.

Net cash provided by financing activities was $82,833 and $13,075 for the six months ended December 31, 2019 and 2018, respectively. Proceeds from financing were from advances from our CEO (Note 4) as well as the sale of common stock (Note 8).

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 20, 2020	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ John C. Baird
Date: March 20, 2020		John C. Baird
Chief Financial Officer

