Form 10-Q
period 2020-03-31
Star Alliance International Corp.
filed 2020-07-27
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 106,813,334 shares of common stock par value $0.001, 1,000,000 Series A preferred shares, par value $0.001 and 1,883,000 series B preferred shares par value $0.001 were outstanding as at as of July 25, 2020.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$3,529	$471
Total current assets	3,529	471

Other assets:
Property and equipment	450,000	–
Mining claims	57,532	–
Total other assets	507,532	–

Total Assets	$511,061	$471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,049	$32,692
Accrued expenses	5,868	2,863
Accrued compensation	95,200	–
Notes payable	421,500	20,000
Note payable – former related party	32,000	32,000
Related party advance	5,721	3,980
Due to former related party	42,651	42,651
Total current liabilities	642,989	134,186

Total liabilities	642,989	134,186

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued and outstanding, respectively	–	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,883,000 and no shares issued and outstanding, respectively	1,883	–
Common stock, $0.001 par value, 175,000,000 shares authorized, 105,713,334 and 83,450,000 shares issued and outstanding, respectively	105,714	83,450
Additional paid-in capital	2,174,660	551,289
Common stock to be issued	6,633	7,000
Stock subscription receivable	(9,900)	–
Accumulated deficit	(2,410,918)	(775,454)
Total stockholders’ deficit	(131,928)	(133,715)

Total liabilities and stockholders’ deficit	$511,061	$471

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$738,608	$7,344	$794,984	$16,950
Professional fees	109,180	22,306	126,680	53,902
Director compensation	441,000	–	469,000	–
Officer compensation	45,000	–	123,000	–

Total operating expenses	1,333,788	29,650	1,513,664	70,852

Loss from operations	(1,333,788)	(29,650)	(1,513,664)	(70,852)

Other expense
Interest expense	(1,745)	(789)	(3,800)	(1,933)
Loss on conversion of accrued salary	(118,000)	–	(118,000)	–
Total other expense	(119,745)	(789)	(121,800)	(1,933)

Loss before provision for income taxes	(1,453,533)	(30,439)	(1,635,464)	(72,785)

Provision for income taxes	–	–	–	–

Net loss	$(1,453,533)	$(30,439)	$(1,635,464)	$(72,785)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average common shares outstanding – basic and diluted	96,781,173	35,400,000	92,426,933	35,400,000

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	35,450,000	$35,450	$503,289	$(633,572)	$(94,833)
Net loss	–	–	–	(22,810)	(22,810)
Balance, September 30, 2018	35,450,000	35,450	503,289	(656,382)	(117,643)
Net loss	–	–	–	(19,536)	(19,536)
Balance, December 31, 2018	35,450,000	35,450	503,289	(675,918)	(137,179)
Net loss	–	–	–	(30,439)	(30,439)
Balance, March 31, 2019	35,450,000	$35,450	$503,289	$(706,357)	$(167,618)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock To Be	Preferred Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Receivable	Deficit	Total
Balance, June 30, 2019	–	$–	83,450,000	$83,450	$551,289	$7,000	$–	$–	$(775,454)	$(133,715)
Stock issued for services	–	–	1,500,000	1,500	1,500	80	–	–	–	3,080
Stock issued for services – related party	–	–	4,000,000	4,000	4,000	–	–	–	–	8,000
Stock issued for conversion of debt	–	–	250,000	250	–	–	–	–	–	250
Stock sold for cash	–	–	1,000,000	1,000	2,000	53,000	–	–	–	56,000
Preferred stock issued for acquisition	–	–	–	–	–	–	7,532	–	–	7,532
Net loss	–	–	–	–	–	–	–	–	(73,751)	(73,751)
Balance, September 30, 2019	–	–	90,200,000	90,200	558,789	60,080	7,532	–	(849,205)	(132,604)
Stock issued for services	–	–	140,000	140	140	(80)	–	–	–	200
Stock sold for cash	–	–	3,780,000	3,780	106,220	(51,367)	–	–	–	58,633
Net loss	–	–	–	–	–	–	–		(108,180)	(108,180)
Balance, December 31, 2019	–	–	94,120,000	94,120	665,149	8,633	7,532	–	(957,385)	(181,951)
Preferred stock issued for acquisition	1,833,000	1,883	–	–	5,649	–	(7,532)	–	–	–
Stock issued for services	–	–	2,820,000	2,820	470,940		–	–	–	473,760
Stock issued for services – related party	–	–	4,500,000	4,500	751,500	–	–	–	–	756,000
Stock issued for debt	–	–	2,000,000	2,000	33,796	–	–	–	–	35,796
Stock issued for accrued salary	–	–	1,000,000	1,000	167,000	–	–	–	–	168,000
Stock sold for cash	–	–	1,273,334	1,274	80,626	(2,000)	–	(9,900)	–	70,000
Net loss	–	–	–	–	–	–	–	–	(1,453,533)	(1,453,533)
Balance, March 31, 2020	1,833,000	$1,883	105,713,334	$105,714	$2,174,660	$6,633	$–	$(9,900)	$(2,410,918)	$(131,928)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,635,464)	$(72,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	477,040	–
Common stock issued for services – related party	764,000	–
Loss on conversion of accrued salary	118,000	–
Changes in assets and liabilities:
Accounts payable	7,357	30,502
Accrued expenses	3,800	4,983
Accrued compensation	145,200	–
Net cash used in operating activities	(120,067)	(37,300)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	38,100	61,041
Repayments to a related party	(36,108)	(23,816)
Proceeds from the sale of common stock	184,633	–
Proceeds from notes payable	55,500	–
Payment on note payable	(119,000)	–
Net cash provided by financing activities	123,125	37,225

Net increase (decrease) in cash	3,058	(75)
Cash at the beginning of period	471	300
Cash at the end of period	$3,529	$225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS
Accrued salary converted to common stock	$50,000	$–
Principal and interest converted to common stock	$35,796	$–
Operating expenses paid directly by related party	$–	$13,600
Note issued to settle unpaid legal fees	$–	$20,000

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

March 31, 2020

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $2,410,918 and negative working capital of $639,460 as of March 31, 2020. For the nine months ended March 31, 2020 the Company had a net loss of $1,635,464 (includes $1,241,040 of non-cash stock compensation expense and a $118,000 loss on conversion of accrued salary), with $120,067 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2020 and June 30, 2019, the balance due to Mr. Carey is $45 and $3,980, respectively. The advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2020, the Company owes Anthony Anish, a board member, $5,676 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of March 31, 2020, the Company has accrued compensation due to Mr. Carey of $25,200, Mr. Baird of $40,000 and Mr. Anish of $30,000.

Mr. Carey is using his personal office space at no cost to the Company.

During the nine months ended March 31, 2020, the Company granted 4,000,000 shares of common stock to an officer and two directors for services rendered. The shares were valued at $0.002 per share for total non-cash expense of $8,000.

During the nine months ended March 31, 2020, the Company granted 2,500,000 shares of common stock to directors for services rendered. The shares were valued at $0.168 per share for total non-cash expense of $420,000.

During the nine months ended March 31, 2020, the CEO converted $50,000 of accrued compensation into 1,000,000 shares of common stock. The shares were valued at $0.168. The Company recognized a $118,000 loss on the conversion.

During the nine months ended March 31, 2020, the Company granted 2,000,000 shares of common stock to the brother of the CFO for services rendered. The shares were valued at $0.168 per share for total non-cash expense of $336,000.

NOTE 5 – NOTES PAYABLE

As of March 31, 2020 and June 30, 2019, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of March 31, 2020 and June 30, 2019, there is $2,937 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of March 31, 2020, and June 30, 2019, there is $16,000 and $2,254 and $20,000 and $1,131, respectively, of principal and accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 6). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As of March 31, 2020 there is $385,000 due on this note.

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

During the nine months ended March 31, 2020, the Company received a total of $54,000 in other loans from two individuals. These loans accrue interest at 10% and are due on demand. On February 28, 2020, one of the individuals converted $35,000 and $796 of principal and interest, respectively, into 2,000,000 shares of common stock. Accrued interest on the remaining $19,000 as of March 31, 2020 is $677.

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

As of March 31, 2020, the Company has paid $115,000 on the note. The balance as of March 31, 2020, is $385,000.

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

NOTE 8 – COMMON STOCK

During the nine months ended March 31, 2020, the Company granted 1,640,000 shares of common stock for services. The shares were valued at $0.002 per share for total non-cash expense of $3,280.

During the nine months ended March 31, 2020, the Company granted 2,860,000 shares of common stock for services. The shares were valued at $0.168 per share for total non-cash expense of $473,760.

During the nine months ended March 31, 2020, the Company sold 3,695,994 shares of common stock for total cash proceeds of $184,633. In addition, the Company issued 1,000,000 shares of common stock that had been purchased in the prior period. Refer to Note 5 for additional shares issued under a convertible promissory note.

During the nine months ended March 31, 2020, the Company issued 2,250,000 shares of common stock in conversion of a $35,250 and $769 of principal and interest, respectively.

Refer to Note 4 for stock issuances to related parties.

NOTE 9 – SUBSEQUENT EVENT

Subsequent to March 31, 2020, the Company granted 1,100,000 shares of common stock for services to the Company.

In July, 2020, the Company received $77,500 in convertible loans from private investors that are convertible to common stock of the Company at $0.10 per share.

In July 2020, the Company negotiated an extension for the final payment due for the purchase of the mine. This extension is until September 15, 2020. The Company plans to pay off any balance due on or before that date.

Since the year end the note due to the Company’s former attorney has been purchased and the new holder has agreed to convert that note into common stock of the Company at twenty cents per share.

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

On October 25, 2018, Star entered into a Letter of Intent (the “LOI”) with Troy Mining Corporation, a Nevada corporation (“Troy”) and its two majority shareholders and on March 25, 2019 and on August 5th this LOI was extended. Troy is the owner of 78 gold mining claims consisting of approximately 4800 acres, located east/southeast of El Portal, California, in Mariposa County. Troy also owns a production processing mill together with related equipment and buildings. On August 13, 2019, the Company closed the transaction making the first payment on the acquisition of all the assets of Troy Mining Corporation. Further payments have been made since that date and the Company is current on all its obligations.

The Company’s business focus will be the pursuit of mining and mining technology businesses. The Company acquired the assets of Troy Mining Corporation, its first mining assets, on August 13, 2019.

On June 12, 2019, the Board approved the issuance of 48 million shares of common stock to Richard Carey, reducing his loan by $48,000.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Operating expenses

General and administrative expenses (“G&A”) were $738,608 for the three months ended March 31, 2020, compared to $7,344 for the three months ended March 31, 2019, an increase of $731,264. In the current period we issued common stock for service for total non-cash expenses of $725,760. Not considering the stock compensation expense and we had $12,848 of G&A expense, an increase of $5,504.

Professional fees were $109,180 for the three months ended March 31, 2020, compared to $22,306 for the three months ended March 31, 2019, an increase of $86,874. Professional fees consist mainly of legal, accounting and audit expense. In the current period we issued common stock for service for total non-cash expenses of $84,000. Not considering the stock compensation expense and we had $25,180 of professional fee expense, an increase of $2,874 due to an increase in audit fees.

Director compensation was $441,000 and $0 for the three months ended March 31, 2020 and 2019, respectively. The increase is due to our new service agreements entered into with two of our directors and $420,000 of non-cash stock compensation expense.

Officer compensation was $45,000 and $0 for the three months ended March 31, 2020 and 2019, respectively. The increase is due to our new service agreement with our CEO and $5,000 of non-cash stock compensation expense.

Other income (expense)

For the three months ended March 31, 2020 and 2019, we had interest expense of $1,745 and $789, respectively, Interest expense is being incurred on several of our promissory notes (Note 5).

During the three months ended March 31, 2020, we recognized a loss on the conversion of accrued officer compensation of $118,000.

Net Loss

Net loss for the three months ended March 31, 2020 was $1,453,533 compared to $30,439 for the three months ended March 31, 2019. The increase in net loss can be attributed mostly to our newly incurred director and officer compensation expense and non-cash stock compensation expense incurred during the period.

Results of Operations for the Nine Months Ended March 31, 2020 and 2019

Operating expenses

General and administrative expenses (“G&A”) were $794,984 for the nine months ended March 31, 2020, compared to $16,950 for the nine months ended March 31, 2019, an increase of $778,034. In the current period we issued common stock for service for total non-cash expenses of $729,040. Not considering the stock compensation expense and we had $65,944 of G&A expense, an increase of $82,894. The increase is primarily due to an increase in consulting expense, meals and travel expense of approximately $23,600 and $9,000 for development of the mine location.

Professional fees were $126,680 for the nine months ended March 31, 2020, compared to $53,902 for the nine months ended March 31, 2019, an increase of $72,778 Professional fees consist mainly of legal, accounting and audit expense. In the current period we issued common stock for service for total non-cash expenses of $84,000. Not considering the stock compensation expense and we had $42,680 of professional fee expense, a decrease of $11,222 due to a decrease in legal fees.

Director compensation was $469,000 and $0 for the nine months ended March 31, 2020 and 2019, respectively. The increase is due to our new service agreements entered into with two of our directors and $420,000 of non-cash stock compensation expense.

Officer compensation was $123,000 and $0 for the nine months ended March 31, 2020 and 2019, respectively. The increase is due to our new service agreement with our CEO and $5,000 of non-cash stock compensation expense.

Other income (expense)

For the nine months ended March 31, 2020 and 2019, we had interest expense of $3,800 and $1,933, respectively, an increase of $1,867. Interest expense is being incurred on several of our promissory notes (Note 5).

During the nine months ended March 31, 2020, we recognized a loss on the conversion of accrued officer compensation of $118,000.

Net Loss

Net loss for the nine months ended March 31, 2020 was $1,635,464 compared to $72,785 for the nine months ended March 31, 2019. The increase in net loss can be attributed mostly to our newly incurred director and officer compensation expense as well as non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,410,918. For the nine months ended March 31, 2020 the Company had a net loss of $1,635,464 with $120,067 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $120,067 during the nine months ended March 31, 2020 compared to $37,300 in the prior period.

Net cash provided by financing activities was $123,125 and $37,225 for the nine months ended March 31, 2020 and 2019, respectively. Proceeds from financing were from proceeds from notes payable (Note 5), advances from our CEO (Note 4) as well as the sale of common stock (Note 8).

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 27, 2020	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ John C. Baird
Date: July 27, 2020		John C. Baird
Chief Financial Officer

