Form 10-K
period 2020-06-30
Star Alliance International Corp.
filed 2021-03-18
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

310-571-0020

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	STAL	OTC MARKETS-PINK

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The market value of the Company as of June 30, 2020 was $107,313,334.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 117,299,584 shares of $0.001 par value common stock outstanding as of March 15, 2021.

STAR ALLIANCE INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2020

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’ s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of June 30, 2019, no shares of our common stock had been traded but as of June 30, 2020 the shares are now traded.

Number of Holders

As of June 30, 2020, the 107,313,334 issued and outstanding shares of common stock were held by a total of 61 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2020 and 2019. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2020, the Company sold 6,053,331 shares of common stock for total cash proceeds of $188,845. As of June 30, 2020, the shares have not yet been issued by the transfer agent and therefore have been credited to common stock to be issued.

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

Our cash balance was $20,058 as of June 30, 2020. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $ 2,669,774 and negative working capital of $178,985 as of June 30, 2020, and net loss of $1,894,320 and no cash flows in operating activities for the year ended June 30, 2020. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the years ended June 30, 2020 and 2019

Operating expenses

General and administrative expenses were $75,110 for the year ended June 30, 2020, compared to $27,617 for the year ended June 30, 2019, an increase of $47,493. The increase is due to an increase in filing fees and consulting expenses.

Professional fees were $144,980 for the year ended June 30, 2020, compared to $63,534 for the year ended June 30, 2019, an increase of $81,446. Professional fees consist mainly of legal, accounting and audit expense. The increase is due to an increase in legal and audit fees.

Other income (expense)

For the year ended June 30, 2020, we had interest expense of $4,590 and a loss on conversion of debt of $6,000, compared to interest expense of $2,732 for the year ended June 30, 2019. In addition, there was a loss on conversion of accrued salaries of $148,000 for the year ended June 30, 2020 and $448,000 for the year ended June 30, 2019. Interest expense has increased as a result of the two notes payable that were added to the Company’s liabilities.

Net Loss

Net loss for the year ended June 30, 2020 was $1,894,320 compared to $141,882 for the year ended June 30, 2019.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,669,774 and negative working capital of $178,985 as of June 30, 2020. For the year ended June 30, 2020 the Company had a net loss of $1,894,320 with $135,591 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $135,591 for the year ended June 30, 2020 as compared to the net cash used in operating activities of $44,910 for the year ended June 30, 2019. The increase in net cash used in operating activities from 2019 to 2020 is because expenses increases during the year ended June 30, 2020.

Net cash provided by financing activities was $155,178 and $45,081 for the years ended June 30, 2020 and 2019, respectively.

Over the next twelve months, we expect our principle source of liquidity may be dependent on borrowings from related parties.

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

Item 8. Financial Statements and Supplementary Data

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Star Alliance International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Alliance International Corp (the Company) as of June 30, 2020 and 2019 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has an accumulated deficit of $2,669,774 and negative working capital of $178,985 as of June 30, 2020. For the year ended June 30, 2020 the Company had a net loss of $1,894,320. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado

March 17, 2021

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,
	2020	2019
ASSETS
Current assets:
Cash	$20,058	$471
Total current assets	20,058	471

Property and equipment	450,000	–
Mining claims	57,532	–
Total other assets	507,532	–

Total Assets	527,590	471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,630	$32,692
Accrued expenses	8,658	2,863
Accrued compensation	144,360	–
Notes payable	435,700	20,000
Note payable – former related party	32,000	32,000
Related party advance	2,576	3,980
Due to former related party	42,651	42,651
Total current liabilities	706,575	134,186

Total liabilities	706,575	134,186

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, and $1,883,000 Series B issued and outstanding	–	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 and 0, issued and outstanding, respectively	1,883	–
Common stock, $0.001 par value, 175,000,000 shares authorized, 107,313,334 and 83,450,000 shares issued and outstanding as of June 30, 2020 and 2019, respectively	107,314	83,450
Additional paid-in capital	2,382,859	551,289
Common stock to be issued	8,633	7,000
Stock subscription receivable	(9,900)	–
Accumulated deficit	(2,669,774)	(775,454)
Total stockholders’ deficit	(178,985)	(133,715)

Total liabilities and stockholders’ deficit	$527,590	$471

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2020	2019
Operating expenses:
General and administrative	$75,110	$27,617
Professional fees	144,980	63,534
Consulting	903,540	–
Director compensation	474,100	–
Officer compensation	168,000	–

Total operating expenses	1,765,730	91,151

Loss from operations	(1,765,730)	(91,151)

Other expense
Interest expense	(4,590)	(2,731)
Loss on conversion of accrued salary	(124,000)	(48,000)
Total other expense	(128,590)	(50,731)

Loss before provision for income taxes	(1,894,320)	(141,882)

Provision for income taxes	–	–

Net loss	$(1,894,320)	$(141,882)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)
Weighted average common shares outstanding – basic and diluted	95,935,432	37,817,123

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2018	–	$–	35,450,000	$35,450	$503,289	$–	$–	$(633,572)	$(94,833)
Common stock issued to convert related party advances	–	–	48,000,000	48,000	48,000	–	–	–	96,000
Common stock sold	–	–	–	–	–	7,000	–		7,000
Net loss	–	–	–	–	–	–	–	(141,882)	(141,882)
Balance, June 30, 2019	–	–	83,450,000	83,450	551,289	7,000	–	(775,454)	(133,715)
Preferred stock issued for acquisition	1,833,000	1,883	–	–	5,649	–	–	–	7,532
Stock issued for services	–	–	4,560,000	4,560	489,280		–	–	493,840
Stock issued for services – related party	–	–	9,500,000	9,500	922,500	–	–	–	932,000
Stock issued for debt	–	–	2,750,000	2,750	58,296	–	–	–	61,046
Stock issued for accrued salary	–	–	1,000,000	1,000	167,000	–	–	–	168,000
Stock sold for cash	–	–	6,053,331	6,054	188,845	1,633	(9,900)	–	186,632
Net loss	–	–	–	–	–	–	–	(1,894,320)	(1,894,320)
Balance, June 30, 2020	1,833,000	$1,883	107,313,331	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,894,320)	$(141,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	493,840	–
Common stock issued for services – related party	932,000	–
Loss on conversion of debt	6,000	–
Loss on conversion of related party advance	–	48,000
Loss on conversion of accrued salary	118,000	–
Changes in assets and liabilities:
Accounts payable	7,938	43,192
Accrued expenses	6,591	5,781
Accrued compensation	194,360	–
Net cash used in operating activities	(135,591)	(44,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	38,700	72,085
Repayment to related party	(39,854)	(34,005)
Proceeds from the sale of common stock	186,632	7,000
Proceeds from notes payable	89,400	–
Payment on notes payable	(119,700)	–
Net cash provided by financing activities	155,178	45,080

Net increase in cash	19,587	171
Cash at the beginning of year	471	300
Cash at the end of year	$20,058	$471
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Related party advance converted to common shares	$–	$48,000
Operating expenses paid directly by a related party	$–	$13,600
Note issued to settle unpaid legal fees	$–	$20,000
Conversion of debt	$104,250	$–

The accompanying notes are an integral part of these financial statements.

Star Alliance International Corp.

Notes to Financial Statements

June 30, 2020

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 30, 2020 or 2019.

Long Lived Assets

Property consists of mining equipment not yet used. Our company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. Our company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. The diluted loss per share is the same as the basic loss per share for the years ended July 31, 2020 and 2019, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 (collectively, Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (CECL). Under Topic 326, an entity is required to estimate CECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. Topic 326 also requires the impairment calculation on an individual security level and requires an entity use present value of cash flows when estimating the CECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. In April 2019, the FASB further clarified the scope of Topic 326 and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayment. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The amendments in this Update for the Company are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this of this Update. The Company is evaluating the impact of the adoption of the new standard on its financial statement and disclosures.

In August 2018, the FASB issued ASU 2018-13 to improve the effectiveness of disclosures about fair value measurements required under ASC 820. The ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The disclosure objective added in ASC 820-10-50-1C states: The objective of the disclosure requirements in this Subtopic is to provide users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements: a) the valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes, b) the uncertainty in the fair value measurements as of the reporting date, and c) how changes in fair value measurements affect an entity’s performance and cash flows. The new ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,669,774 and negative working capital of $178,985 as of June 30, 2020. For the year ended June 30, 2020 the Company had a net loss of $1,894,320 (includes $1,425,840 of non-cash stock compensation expense and a $118,000 loss on conversion of accrued salary), with $135,591 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

NOTE 4 – ACQUISITION

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

On October 9, 2019, a contract extension was agreed between Star Alliance International Corp. and Troy Mining Corporation. The agreement gives the Company 150 days to file an S-1 registration statement and obtain approval for the shares that are to be issued to the Troy shareholders to become free trading. The S1 registration was filed on August 14, 2020.

As of June 30, 2020, the Company has paid $115,000 on the note. The balance as of June 30, 2020, is $385,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of June 30, 2020, and June 30, 2019, the balance due to Mr. Carey is $0 and $3,980, respectively. The advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2020, the Company owes Anthony Anish, a board member, $1,976 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of June 30, 2020, the Company has accrued compensation due to Mr. Carey of $46,360, Mr. Baird of $55,000 and Mr. Anish of $43,000.

Mr. Carey is using his personal office space at no cost to the Company.

During the year ended June 30, 2020, the Company granted 4,000,000 shares of common stock to an officer and two directors for services rendered. The shares were valued at $0.002 per share for total non-cash expense of $8,000.

During the year ended June 30, 2020, the Company granted 2,500,000 shares of common stock to directors for services rendered. The shares were valued at $0.168 per share for total non-cash expense of $420,000.

During the year ended June 30, 2020, the CEO converted $50,000 of accrued compensation into 1,000,000 shares of common stock. The shares were valued at $0.168. The Company recognized a $118,000 loss on the conversion.

During the year ended June 30, 2020, the Company granted 2,000,000 shares of common stock to the brother of the CEO for services rendered. The shares were valued at $0.168 per share for total non-cash expense of $336,000.

During the year ended June 30, 2020, the Company granted 1,000,000 shares of common stock to the brother of the former CFO for services rendered. The shares were valued at $0.168 per share for total non-cash expense of $168,000.

NOTE 6 – NOTE PAYABLE

As of June 30, 2020 and 2019, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2020 and 2019, there is $3,336 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and is due on October 15, 2019. As of and June 30, 2020 and 2019, there is $15,300 and $2,570 and $20,000 and $1,131, respectively, of principal and accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 4). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As of June 30, 2020 there is $385,000 due on this note.

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

During the year ended June 30, 2020, the Company received a total of $79,000 in other loans from two individuals. These loans accrue interest at 10% and are due on demand. On February 28, 2020, one of the individuals converted $35,000 and $796 of principal and interest, respectively, into 2,000,000 shares of common stock. On June 29, 2020, the individuals converted $19,000 of principal into 500,000 shares of common stock. The company recognized a $6,000 loss on the conversion. Accrued interest on the remaining $25,000 as of June 30, 2020 is $1,150.

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

NOTE 8 – COMMON STOCK

During the year ended June 30, 2020, the Company granted 1,640,000 shares of common stock for services. The shares were valued at $0.002 per share for total non-cash expense of $3,280.

During the year ended June 30, 2020, the Company granted 2,960,000 shares of common stock for services. The shares were valued at $0.168 per share for total non-cash expense of $490,560.

During the year ended June 30, 2020, the Company sold 6,053,331 shares of common stock for total cash proceeds of $186,632. In addition, the Company issued 1,000,000 shares of common stock that had been purchased in the prior period. Refer to Note 6 for additional shares issued under a convertible promissory note.

During the year ended June 30, 2020, the Company issued 2,750,000 shares of common stock in conversion of a $35,250 and $769 of principal and interest, respectively.

Refer to Note 5 for stock issuances to related parties.

NOTE 9 – INCOME TAX

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

Net deferred tax assets consist of the following components as of June 30:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$560,650	$152,765
Less valuation allowance	(560,650)	(152,765)
Net deferred tax assets	$–	$–

At June 30, 2020, the Company had net operating loss carry forwards of approximately $560,650 that may be offset against future taxable income.  No tax benefit has been reported in the June 30, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that the following material events have occurred.

1. On August 12, 2020, John Baird resigned his positions as Chief Financial Officer, Joint Chairman and a Director of the Company.

2. On August 14, 2020, the Company filed an S1 Registration Statement. The Securities and Exchange Commission issued their first set of comments which the Company plans to respond to shortly.

3. On October 14, 2020, Mr. Fernando Godina was appointed Executive Vice President of Operations and a Director of the Company.

4. On February 16, 2021 a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2020, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending June 30, 2019, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year ended June 30, 2020 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Richard Carey	82	Chief Executive Officer, Co Chairman of the Board
Anthony L. Anish	72	Company Secretary, Director
Alexei Tchernov	58	Executive Vice-President Finance, Director
James Baughman	64	President Operations
Franz Allmayer	32	Vice President Finance, Director
Themis Glatman	62	Treasurer, Director

Biographical Information and Background of officer and director

Richard Carey – Chief Executive Officer and Co- Chairman, appointed May 22, 2019

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

Anthony L. Anish Corporate Secretary, appointed May 22, 2019

Mr. Anish, as Corporate Secretary, is responsible for board minutes and implementing board decisions, advising directors, handling share issuances and transactions, legal requirements, auditors, lawyers, tax advisers, bankers and shareholders on governance issues, and ensuring compliance of relevant laws and regulatory matters. Mr. Anish serves as a principal officer of M Line Holdings, Inc. and Square Chain Corporation where he is responsible for meeting all the SEC requirements. Previously, he successfully founded and expanded the London-based Anish and Co., chartered accountants, Mr. Anish sold his interest to two junior partners to join as CFO his accounting client, Performance Tire, Ltd. A year later he joined Performance Tire, Inc. where he led an expansion into the U.S. that took sales from $2MM to $28MM in 2 years. He later purchased the company's 9 retail stores, which he later sold to return to his accounting and finance background. Mr. Anish provided business finance for companies through equipment leasing and asset-based lending from its Orange County office. Prior to joining M-Line he consulted on a number of reverse mergers, provided business finance to private and public companies, and assisted taking a private company public through the full registration process. Mr. Anish received his Chartered Accounting degree after articling with Percy Phillips and Co., a London based Chartered Accounting firm.

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

Director Nominations

As of June 30, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Richard Carey	2020	46,360	0	118,000	0	0	0	0	164,300
(CEO)	2019	0	0	0	0	0	0	0	0

John Baird	2020	55,000	0	5000	0	0	0	0	60,000
(CFO)	2019	0	0	0	0	0	0	0	0

Anthony L. Anish	2020	43,000	0	254,000	0	0	0	0	297,000
(Company Secretary)	2019	0	0	0	0	0	0	0	0

Alexei Tchernov	2020	0	0	1000	0	0	0	0	1000
(Executiove VP Finance)	2019	0	0	0	0	0	0	0	0

Franz Allmayer	2020	0	0	0	0	0	0	0	0
(Vice President Finance)	2019	0	0	0	0	0	0	0	0

Themis Glatman	2020	0	0	168,000	0	0	0	0	168,000
(Treasurer)	2019	0	0	0	0	0	0	0	0

James Baughman	2020	0	0	0	0	0	0	0	0
(Vice President Operations)	2019	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2020 or 2019. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2020 or 2019. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2020 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During the fiscal year ended June 30, 2020, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 9, 2021, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 117,299,584 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Richard Carey	62,355,500	53.16%
Common Stock	Anthony L. Anish	2,500,000	0.021%
Common Stock	Alexei Tchernov	500,000	.004%
Common Stock	Franz Allmayer	250,000	.002%
Common Stock	Themis Gladman	250,000	.002%
Common Stock	James Baughman	0	0%
Common Stock	Total all executive officers and directors (6 persons)	65,855,500	53.19%

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

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal year ended June 30, 2020, we incurred $37,180 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Our previous auditors MaloneBailey charged fees of $9,180 for the period July 1, 2019 through June 30, 2020 which included fees for the review of the financial statements for the year ended June 30, 2018.

Tax Fees

During the years ended June 30, 2020 and 2019, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended June 30, 2020 and 2019, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (1)
3.x	Bylaws(1)
10.1	Exclusive Option Agreement with Starving Lion, Inc. (2)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Star Alliance International Corp.

By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer, Joint Chairman

Date	March 18, 2021

By:	/s/ Anthony L. Anish
Anthony L. Anish
Interim Chief Financial Officer

Date	March 18, 2021

By:	/s/ Alexei Tchernov
Alexei Tchernov
Director

Date	March 18, 2021

By:	/s/ Franz Allmayer
Franz Allmayer
Director

Date:	March 18, 2021

