Form 10-Q
period 2020-09-30
Star Alliance International Corp.
filed 2021-05-04
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 111,493,334 shares of common stock par value $0.001, were outstanding as at as of April 16, 2021.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$4,530	$20,058
Total current assets	4,530	20,058

Other assets:
Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$512,062	$527,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,305	$40,630
Accrued expenses	6,241	8,658
Accrued compensation	99,076	144,360
Notes payable	399,400	435,700
Note payable – former related party	32,000	32,000
Related party advance	13,635	2,576
Due to former related party	42,651	42,651
Total current liabilities	626,308	706,575

Total liabilities	626,308	706,575

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 21,100,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,883,000 shares issued and outstanding, respectively	1,883	1,883
Common stock, $0.001 par value, 175,000,000 shares authorized, 111,493,334 and 107,313,334 shares issued and outstanding, respectively	111,494	107,314
Additional paid-in capital	2,620,935	2,382,859
Common stock to be issued	6,633	8,633
Stock subscription receivable	–	(9,900)
Accumulated deficit	(2,856,191)	(2,669,774)
Total stockholders’ deficit	(114,246)	(178,985)

Total liabilities and stockholders’ deficit	$512,062	$527,590

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2020	2019
Operating expenses:
General and administrative	$28,893	$17,444
General and administrative – related party	3,000	–
Consulting	28,350	–
Professional fees	25,690	7,500
Director compensation	15,000	13,000
Officer compensation	35,000	35,000

Total operating expenses	135,933	72,944

Loss from operations	(135,933)	(72,944)

Other expense
Interest expense	(8,155)	(807)
Loss on conversion of accrued salary	(46,200)	–
Gain on forgiveness of debt	3,870	–
Total other expense	(50,484)	(807)

Loss before provision for income taxes	(186,417)	(73,751)

Provision for income taxes	–	–

Net loss	$(186,417)	$(73,751)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	109,700,780	87,990,761

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020

	Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Accumulated
	Shares	Amount	Capital	To Be Issued	To Be Issued	Deficit	Total
Balance, June 30, 2019	83,450,000	$83,450	$551,289	$7,000	$–	$(775,454)	$(133,715)
Stock issued for services	1,500,000	1,500	1,500	80	–	–	3,080
Stock issued for services – related party	4,000,000	4,000	4,000	–	–	–	8,000
Stock issued for conversion of debt	250,000	250	–	–	–	–	250
Stock sold for cash	1,000,000	1,000	2,000	53,000	–	–	56,000
Preferred stock issued for acquisition	–	–	–	–	7,532	–	7,532
Net loss	–	–	–	–	–	(73,751)	(73,751)
Balance, September 30, 2019	90,200,000	$90,200	$558,789	$60,080	$7,532	$(849,205)	$(132,604)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,833,000	$1,883	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750		–	–	25,000
Stock issued for debt	–	–	–	–	1,375,000	1,375	128,325	–	–	–	129,700
Stock sold for cash	–	–	–	–	1,555,000	1,555	18,445	(2,000)	9,900	–	27,900
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(186,417)	(186,417)
Balance, September 30, 2020	1,000,000	$1,000	1,833,000	$1,883	111,493,334	$111,494	$2,620,935	$6,633	$–	$(2,856,191)	$(114,246)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,417)	$(73,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	11,080
Gain on forgiveness of debt	(3,870)	–
Loss on conversion of debt	46,200	–
Changes in assets and liabilities:
Accounts payable	(7,325)	3,243
Accrued expenses	153	807
Accrued compensation	33,172	40,000
Net cash used in operating activities	(93,087)	(18,621)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	20,339	24,029
Repayments to a related party	(9,280)	(9,672)
Proceeds from the sale of common stock	18,000	56,000
Proceeds from notes payable	106,500	–
Payment on note payable	(58,000)	(50,000)
Net cash provided by financing activities	77,559	20,357

Net (decrease) increase in cash	(15,528)	1,736
Cash at the beginning of period	20,058	471
Cash at the end of period	$4,530	$2,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS
Principal and interest converted to common stock	$83,500	$–

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

September 30, 2020

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the State of Nevada, for the purpose of acquiring and developing gold mines as well as certain other mining properties worldwide.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2020, have been omitted.

Use of Estimates

The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities, and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Management makes these estimates using the best information available at the time; however, actual results could differ materially from those estimates.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $2,856,191 and negative working capital of $621,778 as of September 30, 2020. For the three months ended September 30, 2020 the Company had a net loss of $186,417, with $93,087 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On October 9, 2019, a contract extension was agreed between Star Alliance International Corporation and Troy Mining Corporation. The agreement gives the Company 150 days to file an S-1 registration statement and obtain approval for the shares that are to be issued to the Troy shareholders to become free trading. The S-1 registration was filed on August 14, 2020.

On July 14, 2020 a contract extension was agreed between Star Alliance International Corporation and Troy Mining Corporation. The agreement provides for a sixty-day extension on the loan agreement with Troy Mining Corporation and also an extension to file the S1 registration.

As of September 30, 2020, the balance on this note is $345,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2020 and June 30, 2020, the Company owes Anthony Anish, a board member, $0 and $1,976 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of September 30, 2020, the Company has accrued compensation due to Mr. Carey of $0, Mr. Baird of $60,000 and Mr. Anish of $39,076. As of June 30, 2020, the Company has accrued compensation due to Mr. Carey of $46,360, Mr. Baird of $55,000 and Mr. Anish of $43,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

As of September 30, 2020, the Company owes NewMarket Financial Services, Inc. $13,635, for reimbursement for payment of company expenses. The advance is non-interest bearing and due on demand. NewMarket Financial Services, Inc. is owned by Mr. Anish.

NOTE 6 – NOTES PAYABLE

As of September 30, 2020 and June 30, 2019, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of September 30, 2020 and June 30, 2019, there is $3,739 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and was due on October 15, 2019. As of September 30, 2020, and June 30, 2019, there is $0 and $0 and $20,000 and $1,131, respectively, of principal and accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As September 30, 2020 there is $345,000 due on this note.

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. As of September 30, 2020, there is $19,000 and $551 of principal and interest due on this loan, respectively.

During the quarter ended September 30, 2020, notes payable increased by $106,500. This amount was made up of six individual convertible notes with conversion rights at the end of a six month period. Interest accrues at 10% per annum. It is expected that all parties will convert their notes to stock following the end of their six month hold period.

NOTE 7 – PREFERRED STOCK

Of the 25,000,000 shares of the Company's authorized Preferred Stock, $0.001 par value per share, 1,000,000 are designated Series A preferred stock and 1,900,000 shares are designated as Series B Preferred Stock.

Series A Preferred Stock

Each Share of Series A preferred stock shall have 500 votes per share and each share can be converted into 500 shares of common stock.

The holders of the Series A preferred stock are not entitled to dividends.

On July 2, 2020, the Board granted all 1,000,000 shares of the Series A preferred stock to the Company’s Chairman and CEO, Richard Carey, in conversion of $68,556 of accrued compensation.

Series B Preferred Stock

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

NOTE 8 – COMMON STOCK

During the three months ended September 30, 2020, the Company granted 1,250,000 shares of common stock for services. The shares were valued at $0.02 per share for total non-cash expense of $25,000.

During the three months ended September 30, 2020, the Company issued 1,375,000 shares of common stock in conversion of a $83,500 of principal. The Company recognized a $46,200 loss on the conversion.

During the three months ended September 30, 2020, the Company sold 1,515,000 shares of common stock for total cash proceeds of $18,000.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that the following material events have occurred.

On October 14, 2020, Mr. Fernando Godina was appointed Executive Vice President of Operations and a Director of the Company.

On January 1, 2021 the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. All other terms of the new agreements remained the same as previously.

On February 16, 2021, a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation. The balance due Troy Mining Corporation after this payment is $305,000.

On April 22, 2021, the company withdrew it’s S 1 registration. The Board of the Company felt that the Company needed to complete a new NI 43-101 appraisal of the gold reserves to be able to answer the SEC comments completely and as this appraisal was previously planned for, it was felt that it would make sense to refile after that valuation is completed.

Subsequent to September 30, 2020, the Company sold 10,906,250 shares of common stock for total cash proceeds of $160,500.

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

On May 22, 2019, the Board discussed the positions of the Directors and Officers. Mr. Tchernov resigned his position as CEO and Themis Glatman resigned as Company Secretary. Current appointments are as follows:

Richard Carey	CEO and Joint Chairman, Board member
James Baughman	President Operations
Alexei Tchernov	Executive Vice President Finance, Board Member
Franz Allmayer	Vice President Finance, Board Member
Themis Glatman	Treasurer, Board Member
Anthony Anish	Company Secretary, Board Member

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Operating expenses

General and administrative expenses (“G&A”) were $28,893 for the three months ended September 30, 2020, compared to $17,444 for the three months ended September 30, 2019, an increase of $11,449 or 65.6%. The increase can be attributed to an increase in mining related fees of $13,035 and other fees of $5,200. In addition, we had $3,000 of related party expense.

Consulting expense was $28,350 for the three months ended September 30, 2020, compared to $0 for the three months ended September 30, 2019. During the current quarter we issued stock for non-cash expense of $25,000.

Professional fees were $25,690 for the three months ended September 30, 2020, compared to $7,500 for the three months ended September 30, 2019, an increase of $18,190. Professional fees consist mainly of legal, accounting and audit expense. In the current period we had increased audit and legal fees.

Director compensation was $15,000 and $13,000 for the three months ended September 30, 2020 and 2019, respectively.

Officer compensation for our CEO was $35,000 and $35,000 for the three months ended September 30, 2020 and 2019, respectively.

Other income (expense)

For the three months ended September 30, 2020 and 2019, we had interest expense of $8,155 and $807, respectively, Interest expense is being incurred on several of our promissory notes (Note 6).

During the three months ended September 30, 2020, we also recognized a loss on the conversion of debt of $46,200 and a gain of forgiveness of debt of $1,300.

Net Loss

Net loss for the three months ended September 30, 2020 was $186,417 compared to $73,751 for the three months ended September 30, 2019. The increase in net loss can be attributed mostly to our loss on conversion of debt and non-cash stock compensation expense incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,856,192. For the three months ended September 30, 2020 the Company had a net loss of $186,417 with $93,087 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $93,087 during the three months ended September 30, 2020 compared to $18,621 in the prior period.

Net cash provided by financing activities was $74,559 and $20,357 for the three months ended September 30, 2020 and 2019, respectively. In the current period we received $106,500, ($77,500 of which was converted to common stock), from loans, $18,000 from the sale of common stock and $20,339 from loans from our CEO. This was offset by $9,280 paid back to our CEO and $61,000 paid on other loans.

Over the next twelve months, we expect our principal source of liquidity will be dependent on borrowings from related parties.

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 4, 2021	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ Anthony L. Anish
Date: May 4, 2021		Anthony L. Anish
Interim Chief Financial Officer

