Form 10-Q
period 2020-12-31
Star Alliance International Corp.
filed 2021-05-12
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 111,493,334 shares of common stock par value $0.001, were outstanding as at as of May 5, 2021.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2020	June 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$2,097	$20,058
Total current assets	2,097	20,058

Other assets:
Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$509,629	$527,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,934	$40,630
Accrued expenses	10,124	8,658
Accrued compensation	135,676	144,360
Notes payable	414,400	435,700
Note payable – former related party	32,000	32,000
Related party advance	7,878	2,576
Due to former related party	42,651	42,651
Total current liabilities	667,663	706,575

Total liabilities	667,663	706,575

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 21,100,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,883,000 shares issued and outstanding, respectively	1,883	1,883
Common stock, $0.001 par value, 175,000,000 shares authorized, 113,299,584 and 107,313,334 shares issued and outstanding, respectively	113,300	107,314
Additional paid-in capital	2,643,629	2,382,859
Common stock to be issued	6,633	8,633
Stock subscription receivable	–	(9,900)
Accumulated deficit	(2,924,479)	(2,669,774)
Total stockholders’ deficit	(158,034)	(178,985)

Total liabilities and stockholders’ deficit	$509,629	$527,590

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$13,906	$38,932	$42,799	$56,376
General and administrative – related party	1,000	–	4,000	–
Consulting	5,000	–	33,350	–
Professional fees	2,500	10,000	28,190	17,500
Director compensation	15,000	15,000	30,000	28,000
Officer compensation	30,000	43,000	65,000	78,000

Total operating expenses	67,406	106,932	203,339	179,876

Loss from operations	(67,406)	(106,932)	(203,339)	(179,876)

Other expense
Interest expense	(882)	(1,248)	(9,036)	(2,055)
Loss on conversion of accrued salary	–	–	(46,200)	–
Gain on forgiveness of debt	–	–	3,870	–
Total other expense	(882)	(1,248)	(51,366)	(2,055)

Loss before provision for income taxes	(68,288)	(108,180)	(254,705)	(181,931)

Provision for income taxes	–	–	–	–

Net loss	$(68,288)	$(108,180)	$(254,705)	$(181,931)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	112,193,103	92,556,196	110,946,941	90,276,478

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2020

	Common Stock		Additional Paid-in	Common Stock To Be	Preferred Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Issued	Deficit	Total
Balance, June 30, 2019	83,450,000	$83,450	$551,289	$7,000	$–	$(775,454)	$(133,715)
Stock issued for services	1,500,000	1,500	1,500	80	–	–	3,080
Stock issued for services – related party	4,000,000	4,000	4,000	–	–	–	8,000
Stock issued for conversion of debt	250,000	250	–	–	–	–	250
Stock sold for cash	1,000,000	1,000	2,000	53,000	–	–	56,000
Preferred stock issued for acquisition	–	–	–	–	7,532	–	7,532
Net loss	–	–	–	–	–	(73,751)	(73,751)
Balance, September 30, 2019	90,200,000	90,200	558,789	60,080	7,532	(849,205)	(132,604)
Stock issued for services	140,000	140	140	(80)	–	–	200
Stock sold for cash	3,780,000	3,780	106,220	(51,367)	–	–	58,633
Net loss	–	–	–	–	–	(108,180)	(108,180)
Balance, December 31, 2019	94,120,000	$94,120	$665,149	$8,633	$7,532	$(957,385)	$(181,951)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Sub- scription	Accumu- lated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,833,000	$1,883	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000
Stock issued for debt	–	–	–	–	1,375,000	1,375	128,325	–	–	–	129,700
Stock sold for cash	–	–	–	–	1,555,000	1,555	18,445	(2,000)	9,900	–	27,900
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(186,417)	(186,417)
Balance, September 30, 2020	1,000,000	1,000	1,833,000	1,883	111,493,334	111,494	2,620,935	6,633	–	(2,856,191)	(114,246)
Stock sold for cash	–	–	–	–	1,806,250	1,806	22,694	–	–	–	24,500
Net loss	–	–	–	–	–	–	–	–	–	(68,288)	(68,288)
Balance, December 31, 2020	1,000,000	$1,000	1,833,000	$1,883	113,299,584	$113,300	$2,643,629	$6,633	$–	$(2,924,479)	$(158,034)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,705)	$(181,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	11,280
Gain on forgiveness of debt	(3,870)	–
Loss on conversion of debt	46,200	–
Changes in assets and liabilities:
Accounts payable	(15,696)	(5,893)
Accrued expenses	4,036	2,055
Accrued compensation	69,772	97,000
Net cash used in operating activities	(129,263)	(77,489)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	23,582	35,735
Repayments to a related party	(18,280)	(36,035)
Proceeds from the sale of common stock	42,500	114,633
Proceeds from notes payable	121,500	55,500
Payment on note payable	(58,000)	(87,000)
Net cash provided by financing activities	111,302	82,833

Net (decrease) increase in cash	(17,961)	5,344
Cash at the beginning of period	20,058	471
Cash at the end of period	$2,097	$5,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS
Principal and interest converted to common stock	$83,500	$–

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

December 31, 2020

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $2,924,479 and negative working capital of $665,566 as of December 31, 2020. For the six months ended December 31, 2020 the Company had a net loss of $254,705, with $129,263 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2020, the balance on this note is $345,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and June 30, 2020, the Company owes Anthony Anish, a board member, $418 and $1,976 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of December 31, 2020, the Company has accrued compensation due to Mr. Carey of $21,600, Mr. Baird of $60,000 and Mr. Anish of $54,076. As of June 30, 2020, the Company has accrued compensation due to Mr. Carey of $46,360, Mr. Baird of $55,000 and Mr. Anish of $43,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

As of December 31, 2020, the Company owes NewMarket Financial Services, Inc. $6,035, for reimbursement for payment of company expenses. The advance is non-interest bearing and due on demand. NewMarket Financial Services, Inc. is owned by Mr. Anish.

NOTE 6 – NOTES PAYABLE

As of December 31, 2020 and June 30, 2020, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of December 31, 2020 and June 30, 2020, there is $4,142 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and was due on October 15, 2019. As of December 31, 2020, and June 30, 2020, there is $0 and $0 and $20,000 and $1,131, respectively, of principal and accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As December 31, 2020 there is $345,000 due on this note.

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. As of December 31, 2020, there is $19,000 and $1,030 of principal and interest due on this loan, respectively.

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

NOTE 8 – COMMON STOCK

During the six months ended December 31, 2020, the Company granted 1,250,000 shares of common stock for services. The shares were valued at $0.02 per share for total non-cash expense of $25,000.

During the six months ended December 31, 2020, the Company issued 1,375,000 shares of common stock in conversion of a $83,500 of principal. The Company recognized a $46,200 loss on the conversion.

During the six months ended December 31, 2020, the Company sold 3,361,000 shares of common stock for total cash proceeds of $42,500.

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

Subsequent to December 31, 2020, the Company sold 9,100,000 shares of common stock for total cash proceeds of $136,000.

On April 22, 2021, the company withdrew its S1 registration. The Board of the Company felt that the Company needed to complete a new NI 43-101 appraisal of the gold reserves to be able to answer the SEC comments completely and as this appraisal was previously planned for, it was felt that it would make sense to refile after that valuation is completed.

On February 16, 2021 a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $305,000.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Operating expenses

General and administrative expenses (“G&A”) were $13,906 for the three months ended December 31, 2020, compared to $38,932 for the three months ended December 31, 2019, a decrease of $25,026 or 64.3%. The decrease can be attributed to a decrease in mining related fees of $9,000, travel expense of $5,900 and website development of $2,800. In addition, we had $1,000 of related party expense in the current period.

Consulting expense was $5,000 for the three months ended December 31, 2020, compared to $0 for the three months ended December 31, 2019. During the current quarter we issued stock for non-cash expense of $5,000.

Professional fees were $2,500 for the three months ended December 31, 2020, compared to $10,000 for the three months ended December 31, 2019, a decrease of $7,500. Professional fees consist mainly of legal, accounting and audit expense. In the current period we had a decrease in audit and legal fees.

Director compensation was $15,000 and $15,000 for the three months ended December 31, 2020 and 2019, respectively.

Officer compensation for our CEO was $30,000 and $43,000 for the three months ended December 31, 2020 and 2019, respectively. Compensation in the prior period included the former CFO.

Other income (expense)

For the three months ended December 31, 2020 and 2019, we had interest expense of $882 and $1,248, respectively. Interest expense is being incurred on several of our promissory notes (Note 6).

Net Loss

Net loss for the three months ended December 31, 2020 was $68,288 compared to $108,180 for the three months ended December 31, 2019.

Results of Operations for the Six Months Ended December 31, 2020 and 2019

Operating expenses

General and administrative expenses (“G&A”) were $42,799 for the six months ended December 31, 2020, compared to $56,376 for the six months ended December 31, 2019, a decrease of $13,577 or 24.1%. The decrease can be attributed to a decrease in mining related fees of $9,000 and travel expense of $9,840. In addition, we had $4,000 of related party expense in the current period.

Consulting expense was $33,500 for the six months ended December 31, 2020, compared to $0 for the six months ended December 31, 2019. During the current quarter we issued stock for non-cash expense of $30,000.

Professional fees were $28,190 for the six months ended December 31, 2020, compared to $17,500 for the six months ended December 31, 2019, an increase of $10,690 or 61.1%. Professional fees consist mainly of legal, accounting and audit expense. In the current period we had increased audit and legal fees.

Director compensation was $30,000 and $28,000 for the six months ended December 31, 2020 and 2019, respectively.

Officer compensation for our CEO was $65,000 and $78,000 for the six months ended December 31, 2020 and 2019, respectively. Compensation in the prior period included the former CFO.

Other income (expense)

For the six months ended December 31, 2020 and 2019, we had interest expense of $9,036 and $2,055, respectively. Interest expense is being incurred on several of our promissory notes (Note 6).

During the six months ended December 31, 2020, we also recognized a loss on the conversion of debt of $46,200 and a gain of forgiveness of debt of 3,870.

Net Loss

Net loss for the six months ended December 31, 2020 was $254,705 compared to $181,931 for the six months ended December 31, 2019. The increase in net loss can be attributed mostly to our loss on conversion of debt and non-cash stock compensation expense incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,924,479. For the six months ended December 31, 2020 the Company had a net loss of $254,705 with $129,263 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $129,263 during the six months ended December 31, 2020 compared to $77,489 in the prior period.

Net cash provided by financing activities was $111,302 and $82,833 for the six months ended December 31, 2020 and 2019, respectively. In the current period we received $121,500, ($77,500 of which was converted to common stock), from loans, $42,500 from the sale of common stock and $23,582 from loans from our CEO. This was offset by $18,280 paid back to our CEO and $58,000 paid on other loans.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2021	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ Anthony L. Anish
Date: May 12, 2021		Anthony L. Anish
Interim Chief Financial Officer

