Form 10-Q
period 2021-03-31
Star Alliance International Corp.
filed 2021-05-21
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

STAR ALLIANCE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5763 Corsa Avenue, Suite 218 Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

833-443-STAR (7827)

(Registrant’s telephone number)

___________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 122,399,584 shares of common stock par value $0.001, were outstanding as at as of May 18, 2021.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$4,533	$20,058
Total current assets	4,533	20,058

Other assets:
Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$512,065	$527,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,448	$40,630
Accrued expenses	14,006	8,658
Accrued compensation	180,502	144,360
Notes payable	466,390	435,700
Note payable – former related party	32,000	32,000
Related party advance	6,035	2,576
Due to former related party	42,651	42,651
Total current liabilities	752,032	706,575

Total liabilities	752,032	706,575

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 21,100,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,883,000 shares issued and outstanding, respectively	1,883	1,883
Common stock, $0.001 par value, 175,000,000 shares authorized, 119,299,584 and 107,313,334 shares issued and outstanding, respectively	119,300	107,314
Additional paid-in capital	2,697,629	2,382,859
Common stock to be issued	6,633	8,633
Stock subscription receivable	(20,000)	(9,900)
Accumulated deficit	(3,046,412)	(2,669,774)
Total stockholders’ deficit	(239,967)	(178,985)

Total liabilities and stockholders’ deficit	$512,065	$527,590

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$18,212	$738,608	$61,011	$794,984
General and administrative – related party	5,000	–	9,000	–
Consulting	5,000	–	38,350	–
Professional fees	17,839	109,180	46,029	126,680
Director compensation	30,000	441,000	60,000	469,000
Officer compensation	45,000	45,000	110,000	123,000

Total operating expenses	121,051	1,333,788	324,390	1,513,664

Loss from operations	(121,051)	(1,333,788)	(324,390)	(1,513,664)

Other expense
Interest expense	(882)	(1,745)	(9,918)	(3,800)
Loss on conversion of accrued salary	–	(118,000)	(46,200)	(118,000)
Gain on forgiveness of debt	–	–	3,870	–
Total other expense	(882)	(119,745)	(52,248)	(121,800)

Loss before provision for income taxes	(121,933)	(1,453,533)	(376,638)	(1,635,464)

Provision for income taxes	–	–	–	–

Net loss	$(121,933)	$(1,453,533)	$(376,638)	$(1,635,464)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average common shares outstanding – basic and diluted	114,625,671	96,781,173	112,164,693	92,426,933

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock To Be	Preferred Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Receivable	Deficit	Total
Balance, June 30, 2019	–	$–	83,450,000	$83,450	$551,289	$7,000	$–	$–	$(775,454)	$(133,715)
Stock issued for services	–	–	1,500,000	1,500	1,500	80	–	–	–	3,080
Stock issued for services – related party	–	–	4,000,000	4,000	4,000	–	–	–	–	8,000
Stock issued for conversion of debt	–	–	250,000	250	–	–	–	–	–	250
Stock sold for cash	–	–	1,000,000	1,000	2,000	53,000	–	–	–	56,000
Preferred stock issued for acquisition	–	–	–	–	–	–	7,532	–	–	7,532
Net loss	–	–	–	–	–	–	–	–	(73,751)	(73,751)
Balance, September 30, 2019	–	–	90,200,000	90,200	558,789	60,080	7,532	–	(849,205)	(132,604)
Stock issued for services	–	–	140,000	140	140	(80)	–	–	–	200
Stock sold for cash	–	–	3,780,000	3,780	106,220	(51,367)	–	–	–	58,633
Net loss	–	–	–	–	–	–	–	–	(108,180)	(108,180)
Balance, December 31, 2019	–	–	94,120,000	94,120	665,149	8,633	7,532	–	(957,385)	(181,951)
Preferred stock issued for acquisition	1,883,000	1,883	–	–	5,649	–	(7,532)	–	–	–
Stock issued for services	–	–	2,820,000	2,820	470,940	–	–	–	–	473,760
Stock issued for services – related party	–	–	4,500,000	4,500	751,500	–	–	–	–	756,000
Stock issued for debt	–	–	2,000,000	2,000	33,796	–	–	–	–	35,796
Stock issued for accrued salary	–	–	1,000,000	1,000	167,000	–	–	–	–	168,000
Stock sold for cash	–	–	1,273,334	1,274	80,626	(2,000)	–	(9,900)	–	70,000
Net loss	–	–	–	–	–	–	–	–	(1,453,533)	(1,453,533)
Balance, March 31, 2020	1,883,000	$1,883	105,713,334	$105,714	$2,174,660	$6,633	$–	$(9,900)	$(2,410,918)	$(131,928)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,883,000	$1,883	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000
Stock issued for debt	–	–	–	–	1,375,000	1,375	128,325	–	–	–	129,700
Stock sold for cash	–	–	–	–	1,555,000	1,555	18,445	(2,000)	9,900	–	27,900
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(186,417)	(186,417)
Balance, September 30, 2020	1,000,000	1,000	1,883,000	1,883	111,493,334	111,494	2,620,935	6,633	–	(2,856,191)	(114,246)
Stock sold for cash	–	–	–	–	1,806,250	1,806	22,694	–	–	–	24,500
Net loss	–	–	–	–	–	–	–	–	–	(68,288)	(68,288)
Balance, December 31, 2020	1,000,000	1,000	1,883,000	1,883	113,299,584	113,300	2,643,629	6,633	–	(2,924,479)	(158,034)
Stock sold for cash	–	–	–	–	6,000,000	6,000	54,000	–	(20,000)	–	40,000
Net loss	–	–	–	–	–	–	–	–	–	(121,933)	(121,933)
Balance, March 31, 2021	1,000,000	$1,000	1,883,000	$1,883	119,299,584	$119,300	$2,697,629	$6,633	$(20,000)	$(3,046,412)	$(239,967)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(376,638)	$(1,635,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	477,040
Common stock issued for services – related party	–	764,000
Gain on forgiveness of debt	(3,870)	–
Loss on conversion of debt	46,200	118,000
Changes in assets and liabilities:
Accounts payable	(30,182)	7,357
Accrued expenses	7,918	3,800
Accrued compensation	114,598	145,200
Net cash used in operating activities	(216,974)	(120,067)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from related party	23,932	38,100
Repayments to a related party	(20,473)	(36,108)
Proceeds from the sale of common stock	82,500	184,633
Proceeds from notes payable	213,500	55,500
Payment on note payable	(98,010)	(119,000)
Net cash provided by financing activities	201,449	123,125

Net (decrease) increase in cash	(15,525)	3,058
Cash at the beginning of period	20,058	471
Cash at the end of period	$4,533	$3,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS
Principal and interest converted to common stock	$83,500	$35,796
Accrued salary converted to common stock	$–	$50,000

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Financial Statements

March 31, 2021

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $3,046,412 and negative working capital of $239,967 as of March 31, 2021. For the nine months ended March 31, 2021 the Company had a net loss of $376,638, with $216,974 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITION

On August 13, 2019, The Company closed an Asset Purchase Agreement (the “APA”) with Troy Mining Corporation (“Troy”). Under the APA, the company acquired 78 gold mining claims consisting of approximately 4,800 acres, located east/southeast of El Portal, California, in Mariposa County, together with all of Troy’s rights to related equipment and buildings currently located on the mining claims. In exchange for the mining claims and related assets, the company agreed to issue 1,883,000 shares of a new class of preferred stock designated Series B Preferred Stock; and agreed to make total cash payments in the amount of $500,000 under a Promissory Note (the “Purchase Note”).

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

On July 14, 2020 a contract extension was agreed between Star Alliance International Corporation and Troy Mining Corporation. The agreement provides for a sixty-day extension on the loan agreement with Troy mining Corporation and also an extension to file the S-1 registration.

On February 16, 2021 a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $305,000 as of March 31, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and June 30, 2020, the Company owes Anthony Anish, a board member, $0 and $1,976 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of March 31, 2021, the Company has accrued compensation due to Mr. Carey of $55,857, Mr. Baird of $60,000 and Mr. Anish of $64,644. As of June 30, 2020, the Company has accrued compensation due to Mr. Carey of $46,360, Mr. Baird of $55,000 and Mr. Anish of $43,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

As of March 31, 2021, the Company owes NewMarket Financial Services, Inc. $6,035, for reimbursement for payment of company expenses. The advance is non-interest bearing and due on demand. NewMarket Financial Services, Inc. is owned by Mr. Anish.

On January 1, 2021 the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. All other terms of the new agreements remained the same as previously.

NOTE 6 – NOTES PAYABLE

As of March 31, 2021 and June 30, 2020, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of March 31, 2021 and June 30, 2020, there is $4,546 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and was due on October 15, 2019. As of March 31, 2021, and June 30, 2020, there is $0 and $0 and $20,000 and $1,131, respectively, of principal and accrued interest due on the note.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As March 31, 2021 there is $305,000 due on this note.

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. As of March 31, 2021, there is $19,000 and $1,509 of principal and interest due on this loan, respectively.

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

In conjunction with the APA with Troy, the company issued 1,883,000 shares of Series B Preferred Stock, the shares were valued at $0.002 or $7,532 as if they had been converted into 3,666,000 shares of common stock.

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

NOTE 8 – COMMON STOCK

During the nine months ended March 31, 2021, the Company granted 1,250,000 shares of common stock for services. The shares were valued at $0.02 per share for total non-cash expense of $25,000.

During the nine months ended March 31, 2021, the Company issued 1,375,000 shares of common stock in conversion of a $83,500 of principal. The Company recognized a $46,200 loss on the conversion.

During the nine months ended March 31, 2021, the Company sold 9,361,000 shares of common stock for total cash proceeds of $102,500, $20,000 of which is a receivable as of March 31, 2021.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that the following material events have occurred.

Subsequent to March 31, 2021, the Company sold 2,100,000 shares of common stock for total cash proceeds of $59,000.

Subsequent to March 31, 2021, the Company sold 4,770,000 shares of common stock to an individual for total cash proceeds of $75,000.

On April 22, 2021, the company withdrew its S-1 registration. The Board of the Company felt that the Company needed to complete a new NI 43-101 appraisal of the gold reserves to be able to answer the SEC comments completely and as this appraisal was previously planned for, it was felt that it would make sense to refile after that valuation is completed.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Operating expenses

General and administrative expenses (“G&A”) were $18,212 for the three months ended March 31, 2021, compared to $738,608 for the three months ended March 31, 2020, a decrease of $720,396 or 97.5%. In the prior period we issued common stock for service for total non-cash expenses of $725,760. Not considering the stock compensation expense and we had $12,848 of G&A expense for the three months ended March 31, 2020. In the current period we also had $5,000 of G&A expense paid to a related party for services rendered.

Consulting fees were $5,000 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020.

Professional fees were $17,839 for the three months ended March 31, 2021, compared to $109,180 for the three months ended March 31, 2020, a decrease of $91,341 or 83.7%. Professional fees consist mainly of legal, accounting and audit expense. In the prior period we issued common stock for service for total non-cash expenses of $84,000. Not considering the stock compensation expense we had $25,180 of professional fee expense in the prior period.

Director compensation was $30,000 and $441,000 for the three months ended March 31, 2021 and 2020, respectively. In the prior period we issued common stock for total non cash expense of $420,000.

Officer compensation for our CEO was $45,000 and $45,000 for the three months ended March 31, 2021 and 2020, respectively.

Other income (expense)

For the three months ended March 31, 2021 and 2020, we had interest expense of $882 and $1,745, respectively. Interest expense is being incurred on several of our promissory notes (Note 6).

Net Loss

Net loss for the three months ended March 31, 2021 was $121,933 compared to $1,453,533 for the three months ended March 31, 2020. The decrease in net loss is mainly attributed to the decrease in non-cash stock compensation expense compared to the prior period.

Results of Operations for the Nine Months Ended March 31, 2021 and 2020

Operating expenses

General and administrative expenses (“G&A”) were $61,011 for the nine months ended March 31, 2021, compared to $794,984 for the nine months ended March 31, 2020, a decrease of $733,973 or 92.3%. In the prior period we issued common stock for service for total non-cash expenses of $729,040. Not considering the stock compensation expense and we had $64,944 of G&A expense for the nine months ended March 31, 2020. In the current period we also had $9,000 of G&A expense paid to a related party for services rendered.

Consulting fees were $38,350 for the nine months ended March 31, 2021, compared to $0 for the nine months ended March 31, 2020.

Professional fees were $46,029 for the nine months ended March 31, 2021, compared to $126,680 for the nine months ended March 31, 2020, a decrease of $80,651 or 63.7%. Professional fees consist mainly of legal, accounting and audit expense. In the prior period we issued common stock for service for total non-cash expenses of $84,000. Not considering the stock compensation expense we had $42,680 of professional fee expense in the prior period.

Director compensation was $60,000 and $469,000 for the nine months ended March 31, 2021 and 2020, respectively. In the prior period we issued common stock for total non-cash expense of $420,000.

Officer compensation for our CEO was $110,000 and $123,000 for the nine months ended March 31, 2021 and 2020, respectively, a decrease of $13,000. Compensation in the prior period included the former CFO.

Other income (expense)

For the nine months ended March 31, 2021 and 2020, we had interest expense of $9,918 and $3,800, respectively. Interest expense is being incurred on several of our promissory notes (Note 6). The increase is due to an interest payment to Troy Mining.

During the nine months ended March 31, 2021, we also recognized a loss on the conversion of debt of $46,200 and a gain of forgiveness of debt of $3,870.

Net Loss

Net loss for the nine months ended March 31, 2021 was $376,639 compared to $1,635,464 for the nine months ended March 31, 2020. The decrease in net loss is mainly attributed to the decrease in non-cash stock compensation expense compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,046,412. For the nine months ended March 31, 2021 the Company had a net loss of $376,638 with $216,974 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $216,974 during the nine months ended March 31, 2021 compared to $120,067 in the prior period.

Net cash provided by financing activities was $201,449 and $123,125 for the nine months ended March 31, 2021 and 2020, respectively. In the current period we received $213,500, ($77,500 of which was converted to common stock), from loans, $82,500 from the sale of common stock and $23,932 from loans from our CEO. This was offset by $20,473 paid back to our CEO and $98,010 paid on other loans.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 21, 2021	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ Anthony L. Anish
Date: May 21, 2021		Anthony L. Anish
Interim Chief Financial Officer

