Form 10-K
period 2021-06-30
Star Alliance International Corp.
filed 2021-10-18
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The market value of the Company as of June 30, 2021 was $135,124,028

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 135,124,028 shares of $0.001 par value common stock outstanding as of October 13, 2021.

STAR ALLIANCE INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2021

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

On May 17, 2018, Mr. Carey appointed Alexei Tchernov as CEO and Director, Franz Allmayer as Vice President and Director, John C. Baird as CFO and Director and Themis Gladman as Secretary and Director.

On May 22, 2019, the Board discussed the positions of the Directors and Officers. Mr. Tchernov resigned his position as CEO and Themis Glatman resigned as Company Secretary. The new appointments were made as follows:

Richard Carey	CEO and Joint Chairman, Board member
John Baird	CFO and Joint Chairman, Board Member
James Baughman	President Operations
Alexei Tchernov	Executive Vice President Finance, Board Member
Franz Allmayer	Vice President Finance, Board Member
Themis Gladman	Treasurer, Board Member
Fernando Godina	Vice President, Board Member
Anthony Anish	Company Secretary, Board Member

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

As of June 30, 2020, the shares of our common stock have been trading.

Number of Holders

As of June 30, 2021, the 135,124,028 issued and outstanding shares of common stock were held by a total of 92 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2021 and 2020. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2021, the Company sold 9,381,250 shares of common stock for total cash proceeds of $97,119. As of June 30, 2021, 33,000 shares have not yet been issued by the transfer agent and therefore have been credited to common stock to be issued.

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

Our cash balance was $6,789 as of June 30, 2021. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds raised from the sale of shares and borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $3,172,791 and negative working capital of $737,878 as of June 30, 2021, and net loss of $503,517 and no cash flows in operating activities for the year ended June 30, 2021. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Results of Operations for the years ended June 30, 2021 and 2020

Operating expenses

General and administrative expenses were $94,508 for the year ended June 30, 2021, compared to $75,110 for the year ended June 30, 2020, an increase of $19,398. The increase is due to an increase in filing fees and consulting expenses.

Professional fees were $57,029 for the year ended June 30, 2021, compared to $144,980 for the year ended June 30, 2020, a decrease of $87,951. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to a reduction in legal and audit fees.

Other income (expense)

For the year ended June 30, 2021, we had interest expense of $10,800 and a net loss on conversion of debt of $42,330 compared to interest expense of $4,590 for the year ended June 30, 2020. In addition, there was a loss on conversion of accrued salaries of $0 for the year ended June 30, 2021 and $148,000 for the year ended June 30, 2020. Interest expense has increased as a result of notes payable that were added to the Company’s liabilities.

Net Loss

Net loss for the year ended June 30, 2021 was $503,017 compared to $1,894,320 for the year ended June 30, 2020.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,669,774 and negative working capital of $178,985 as of June 30, 2020. For the year ended June 30, 2021 the Company had a net loss of $503,017 with $355,574 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $355,574 for the year ended June 30, 2021 as compared to the net cash used in operating activities of $135,591 for the year ended June 30, 2020. The increase in net cash used in operating activities from 2020 to 2021 is because expense increases during the year ended June 30, 2021.

Net cash provided by financing activities was $342,305 and $155,178 for the years ended June 30, 2021 and 2020, respectively.

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

Item 8. Financial Statements and Supplementary Data

Gries & Associates, LLC Certified Public Accountants 400 South Colorado Blvd, Ste 870 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Star Alliance International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Alliance International Corp. (the Company) as of June 30, 2021 and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has negative working capital of $737,878, has incurred losses since inception of $3,172,791. For the year ended June 30, 2021, the Company had a net loss of $503,517. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

Emphasis of Matters-Risks and Uncertainties

The Company has had significant transactions and relationships with related parties, including the Company’s Co-Chairman, which are described in the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

We have served as the Company’s auditor since 2021.

Denver, Colorado October 17, 2021

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

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,
	2021	2020
ASSETS
Current assets:
Cash	$6,789	$20,058
Total current assets	6,789	20,058

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$514,321	$527,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,378	$40,630
Accrued expenses	12,888	8,658
Accrued compensation	171,370	144,360
Notes payable	467,380	435,700
Note payable – former related party	32,000	32,000
Related party advance	–	2,576
Due to former related party	42,651	42,651
Total current liabilities	744,667	706,575

Total liabilities	744,667	706,575

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, 2,883,000 and 1,883,000 shares issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	–
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Common stock, $0.001 par value, 175,000,000 shares authorized, 124,319,584 and 107,313,334 shares issued and outstanding, respectively	124,320	107,314
Additional paid-in capital	2,793,609	2,382,859
Common stock to be issued	41,633	8,633
Stock subscription receivable	(20,000)	(9,900)
Accumulated deficit	(3,172,791)	(2,669,774)
Total stockholders’ deficit	(230,346)	(178,985)

Total liabilities and stockholders’ deficit	$514,321	$527,590

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2021	2020
Operating expenses:
General and administrative	$94,508	$75,110
General and administrative – related party	15,000	–
Professional fees	57,029	144,980
Consulting	38,350	903,540
Director compensation	90,000	474,100
Officer compensation	155,000	168,000

Total operating expenses	449,887	1,765,730

Loss from operations	(449,887)	(1,765,730)

Other expense
Interest expense	(10,800)	(4,590)
Loss on conversion of accrued salary	–	(124,000)
Loss on conversion of debt	(46,200)	–
Gain on forgiveness of debt	3,870	–
Total other expense	(53,130)	(128,590)

Loss before provision for income taxes	(503,017)	(1,894,320)

Provision for income taxes	–	–

Net loss	$(503,017)	$(1,894,320)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)
Weighted average common shares outstanding – basic and diluted	114,938,142	95,935,432

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2019	–	$–	–	$–	83,450,000	$83,450	$551,289	$7,000	$–	$(775,454)	$(133,715)
Preferred stock issued for acquisition	–	–	1,833,000	1,883	–	–	5,649	–	–	–	7,532
Stock issued for services	–	–	–	–	4,560,000	4,560	489,280	–	–	–	493,840
Stock issued for services – related party	–	–	–	–	9,500,000	9,500	922,500	–	–	–	932,000
Stock issued for debt	–	–	–	–	2,750,000	2,750	58,296	–	–	–	61,046
Stock issued for accrued salary	–	–	–	–	1,000,000	1,000	167,000	–	–	–	168,000
Stock sold for cash	–	–	–	–	6,053,334	6,054	188,845	1,633	(9,900)	–	186,632
Net loss	–	–	–	–	–	–	–	–	–	(1,894,320)	(1,894,320)
Balance, June 30, 2020	–	–	1,833,000	1,883	107,313,334	107,314	2,382,859	8,633	(9,900)	(2,669,774)	(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000
Stock issued for debt	–	–	–	–	6,375,000	6,375	222,325	–	–	–	228,700
Stock sold for cash	–	–	–	–	9,381,250	9,381	97,119	33,000	(10,100)	–	129,400
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(503,017)	(503,017)
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,017)	$(1,894,320)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	25,000	493,840
Common stock issued for services – related party	–	932,000
Loss on conversion of debt	46,200	6,000
Gain of forgiveness of debt	(3,870)	–
Loss on conversion of accrued salary	–	118,000
Changes in assets and liabilities:
Accounts payable	(22,253)	7,938
Accrued expenses	6,800	6,591
Accrued compensation	95,566	194,360
Net cash used in operating activities	(355,574)	(135,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	53,433	38,700
Repayment to related party	(31,008)	(39,854)
Proceeds from the sale of common stock	129,400	186,632
Proceeds from notes payable	288,500	89,400
Payment on notes payable	(98,020)	(119,700)
Net cash provided by financing activities	342,305	155,178

Net change in cash	(13,269)	19,587
Cash at the beginning of year	20,058	471
Cash at the end of year	$6,789	$20,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Accrued compensation converted to common shares	$68,556	$–
Conversion of debt	$182,500	$104,250

The accompanying notes are an integral part of these financial statements.

Star Alliance International Corp.

Notes to Financial Statements

June 30, 2021

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 30, 2021 or 2020.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. The diluted loss per share is the same as the basic loss per share for the years ended July 31, 2021 and 2020, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently Issued Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815), and Leases (Topic 842).  This new guidance became effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2020 the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates Step 2 of the goodwill impairment test and the qualitative assessment for any reporting unit with a zero or negative carrying amount. The ASU also requires an entity to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluation the impact this ASU will have on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,172,791 and negative working capital of $230,346 as of June 30, 2021. For the year ended June 30, 2021 the Company had a net loss of $503,017, with $355,574 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On February 16, 2021 a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $330,000 as of June 30, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2021 and 2020, the Company owes Anthony Anish, a board member, $0 and $1,976 for expense reimbursement.

On August 1, 2019, employment agreements for Richard Carey, John Baird and Anthony Anish were signed providing for annual salaries of $120,000 per annum for Richard Carey and $60,000 for John Baird and Anthony Anish. As of June 30, 2021, the Company has accrued compensation due to Mr. Carey of $39,691, Mr. Baird of $60,000 and Mr. Anish of $71,679. As of June 30, 2020, the Company has accrued compensation due to Mr. Carey of $46,360, Mr. Baird of $55,000 and Mr. Anish of $43,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

On January 1, 2021 the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. All other terms of the new agreements remained the same as previously.

NOTE 6 – NOTES PAYABLE

As of June 30, 2021 and 2020, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2021 and 2020, there is $4,949 and $1,732, respectively, of accrued interest due on the note. The note is past due and in default.

On October 15, 2018, the Company executed a promissory note for $20,000, for amounts previously accrued and payable to the Company’s former attorney. The note bears interest at 8% and was due on October 15, 2019. This note has been paid in full.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As June 30, 2021 there is $330,000 due on this note.

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. On February 24,2021, he loaned an additional $20,000 to the Company. During April 2021, Mr. Webb converted another $14,000 into 1,400,000 shares of common stock. As of June 30, 2021, there is $39,000 and $1,988 of principal and interest due on this loan, respectively.

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

NOTE 8 – COMMON STOCK

During the year ended June 30, 2020, the Company granted 1,250,000 shares of common stock for services. The shares were valued at $0.001 per share for total non-cash expense of $3,280.

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

During the year ended June 30, 2021, the Company granted 1,250,000 shares of common stock for services. The shares were valued at $0.02 per share for total non-cash expense of $25,000.

During the year ended June 30, 2021, the Company issued 6,375,000 shares of common stock in conversion of a $83,500 of principal. The Company recognized a $46,200 loss on the conversion.

During the year ended June 30, 2021, the Company sold 9,381,000 shares of common stock for total cash proceeds of $129,400, $20,000 of which is a receivable as of June 30, 2021. In addition, the Company has common stock be issued from the sale of $41,633.

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

Net deferred tax assets consist of the following components as of June 30:

	2021	2020
Deferred Tax Assets:
NOL Carryover	$666,300	$560,650
Less valuation allowance	(666,300)	(560,650)
Net deferred tax assets	$–	$–

At June 30, 2021, the Company had net operating loss carry forwards of approximately $666,300 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2021 or 2020 financial statements since the tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to June 30, 2021, the Company sold 6,020,000 for total cash proceeds of $550,000.

On July 5, 2021, the Company issued 4,770,000 shares of common stock that were sold for $35,000 prior to June 30, 2021.

Subsequent to June 30, 2021, the Company paid an invoice of $20,000 for services with 4,444 shares of common stock.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year ended June 30, 2021 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Richard Carey	82	Chief Executive Officer, Co Chairman of the Board
Anthony L. Anish	73	Company Secretary, Director
Alexei Tchernov	58	Executive Vice-President Finance, Director
James Baughman	64	President Operations
Franz Allmayer	32	Vice President Finance, Director
Themis Glatman	63	Treasurer, Director
Fernando Godina	54	Vice President, Board member

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

Themis Gladman - Treasurer, appointed May 22, 2019

Mrs. Gladman was born in Brazil where she achieved an athletic scholarship that allowed her to come to the United States where she attended Brigham Young University in Utah, studying Chemical Engineering for three years. She is fluent in English, Spanish, Portuguese with some French and Italian. Having moved to Los Angeles in 1981 she pursued a seventeen-year career in construction including commercial, residential, multi-family as well as smaller remodeling projects. Remodeling included acquisitions of homes for her own remodeling projects. She is well versed in reading blueprints and understands architectural and engineering requirements of projects from excavation, grading to paving and concrete work through final finishes.

Fernando Godina – Vice President , appointed October 14, 2020

Mr. Godina began his career working for Levitz Furniture from 1986 until 1994. He left Levitz to start his first business in automotive Detailing and light repair. After four years, in 1998, he had the opportunity to get back into the furniture business that he knew so well and worked for Ashley Furniture, significantly growing the territory he was given. In one year alone he opened ten new Ashley Homestore locations. in 2001 and 2002 he with partners opened Ashley stores in Hawaii and in Nevada. In 2003 he became a partner in a mortgage company and then joined Pinnacle Financial opening a store with a partner and produced $86 million dollars in new loans in 2005 This led him into the loans and venture capital raising market which he has now been doing for many years. In 2013, he opened a salon business with his wife and in 2016 a Pawn shop as well. Mr. Godina has known our Chairman for many years and has assisted the company in raising capital.

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

Item 11. Executive Compensation

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Richard Carey	2021	155,000	0	0	0	0	0	0	155,000
(CEO)	2020	46,300	0	118,000	0	0	0	0	164,300

Anthony L. Anish	2021	90,000	0	0	0	0	0	0	90,000
(Company Secretary)	2020	43,000	0	254,000	0	0	0	0	297,000

Alexei Tchernov	2021	0	0	0	0	0	0	0	0
(Executiove VP Finance)	2020	0	0	1,000	0	0	0	0	1,000

Franz Allmayer	2021	0	0	0	0	0	0	0	0
(Vice President Finance)	2020	0	0	0	0	0	0	0	0

Themis Gladman	2021	0	0	0	0	0	0	0	0
(Treasurer)	2020	0	0	168,000	0	0	0	0	168,000

James Baughman	2021	0	0	0	0	0	0	0	0
(Vice President Operations)	2021	0	0	0	0	0	0	0	0

Fernando Godina	2021	0	0	0	0	0	0	0	0
(Vice President)	2020	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2021 or 2020. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2021 or 2020. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2021 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During the fiscal year ended June 30, 2021, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Richard Carey	62,355,500	48.15%
Common Stock	Anthony L. Anish	2,500,000	0.019%
Common Stock	Alexei Tchernov	500,000	0.003%
Common Stock	Franz Allmayer	250,000	0.002%
Common Stock	Themis Gladman	250,000	0.002%
Common Stock	James Baughman	0	0%
Common Stock	Fernando Godina	52,000	0.004%
Common Stock	Total all executive officers and directors (6 persons)	65,907,500	53.19%

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of June 30, 2020, the amount due to a related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company during the year ended June 30, 2018, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal year ended June 30, 2021, we incurred $32,560 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

Tax Fees

During the years ended June 30, 2021 and 2020, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended June 30, 2021 and 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Star Alliance International Corp.

By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer, Joint Chairman

Date	October 18, 2021

By:	/s/ Anthony L. Anish
Anthony L. Anish
Interim Chief Financial Officer

Date	October 18, 2021

By:	/s/ Themis Gladman
Themis Gladman
Director

Date	October 18, 2021

By:	/s/ Franz Allmayer
Franz Allmayer
Director

Date October 18, 2021

