Form 10-Q
period 2021-09-30
Star Alliance International Corp.
filed 2021-11-15
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197692

STAR ALLIANCE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1757067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5743 Corsa Avenue, Suite 218 Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

833-443-7827

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 135,124,028 shares of common stock par value $0.001, were outstanding as at as of November 10, 2021.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1 .Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$–	$6,789
Prepaid stock for services	16,666	–
Total current assets	16,666	6,789

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	524,198	514,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,685	$18,378
Accrued expenses	16,770	12,888
Accrued compensation	243,502	171,370
Notes payable	467,380	467,380
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	822,988	744,667

Total liabilities	822,988	744,667

COMMITMENTS AND CONTINGENCIES (see footnotes)	–	–

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Common stock, $0.001 par value, 175,000,000 shares authorized, 135,114,028 and 124,319,584 shares issued and outstanding, respectively	135,114	124,320
Additional paid-in capital	3,387,815	2,793,609
Common stock to be issued	6,633	41,633
Stock subscription receivable	(570,000)	(20,000)
Accumulated deficit	(3,261,235)	(3,172,791)
Total stockholders’ deficit	(298,790)	(230,346)

Total liabilities and stockholders’ deficit	$524,198	$514,321

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
Operating expenses:
General and administrative	$9,062	$28,893
General and administrative – related party	1,500	3,000
Professional fees	2,000	25,690
Consulting	–	28,350
Director compensation	30,000	15,000
Officer compensation	45,000	35,000

Total operating expenses	87,562	135,933

Loss from operations	(87,562)	(135,933)

Other expense
Interest expense	(882)	(8,155)
Loss on conversion of accrued salary	–	(46,200)
Gain on forgiveness of debt	–	3,870
Total other expense	(882)	(50,484)

Loss before provision for income taxes	(88,444)	(186,417)

Provision for income taxes	–	–

Net loss	$(88,444)	$(186,417)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	134,134,403	109,700,780

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,833,000	$1,883	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000
Stock issued for debt	–	–	–	–	1,375,000	1,375	128,325	–	–	–	129,700
Stock sold for cash	–	–	–	–	1,555,000	1,555	18,445	(2,000)	9,900	–	27,900
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(186,417)	(186,417)
Balance, September 30, 2020	1,000,000	$1,000	1,833,000	$1,883	111,493,334	$111,494	$2,620,935	$6,633	$–	$(2,856,191)	$(114,246)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock issued for services	–	–	–	–	4,444	4	19,996	–	–	–	20,000
Stock sold for cash	–	–	–	–	10,790,000	10,790	574,210	(35,000)	(550,000)	–	–
Net loss	–	–	–	–	–	–	–	–	–	(88,444)	(88,444)
Balance, September 30, 2021	1,000,000	$1,000	1,833,000	$1,883	135,114,028	$135,114	$3,387,815	$6,633	$(570,000)	$(3,261,235)	$(298,790)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,444)	$(186,417)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,334	25,000
Loss on conversion of debt	–	46,200
Gain of forgiveness of debt	–	(3,870)
Changes in assets and liabilities:
Accounts payable	2,308	(7,325)
Accrued expenses	3,882	153
Accrued compensation	72,131	33,172
Net cash used in operating activities	(6,789)	(93,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	–	20,339
Repayment to related party	–	(9,280)
Proceeds from the sale of common stock	–	18,000
Proceeds from notes payable	–	106,500
Payment on notes payable	–	(58,000)
Net cash provided by financing activities	–	77,559

Net change in cash	(6,789)	(15,528)
Cash at the beginning of period	6,789	20,058
Cash at the end of period	$–	$4,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$–	$83,500
Common stock issued for prepaid services	$16,666	$–

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Unaudited Financial Statements

September 30, 2021

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2021, have been omitted.

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

NOTE 3 – GOING CONCERN

The unaudited accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $3,261,235 and negative working capital of $806,322 as of September 30, 2021. For the three months ended September 30, 2021 the Company had a net loss of $88,444, with $6,789 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On February 16, 2021 a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $330,000 as of September 30, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2021 the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. As of September 30, 2021, the Company has accrued compensation due to Mr. Carey of $84,724 and Mr. Anish of $98,778. As of June 30, 2021, the Company has accrued compensation due to Mr. Carey of $39,691 and Mr. Anish of $71,679. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

NOTE 6 – NOTES PAYABLE

As of September 30, 2021, and June 30, 2021, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of September 30, 2021 and June 30, 2021, there is $5,352 and $4,949, respectively, of accrued interest due on the note. The note is past due and in default.

On June 11, 2019 the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019 and $35,000 as of December 31, 2019. As September 30, 2021 there is $330,000 due on this note.

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. On February 24,2021, he loaned an additional $20,000 to the Company. During April 2021, Mr. Webb converted another $14,000 into 1,400,000 shares of common stock. As of September 30, 2021, there is $25,000 and $3,617 of principal and interest due on this loan, respectively.

As of September 30, 2021, the Company owes various other individuals and entities a total of $112,380. All the loans are non-interest bearing and due on demand.

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

During the year ended June 30, 2021, the Company issued 1,375,000 shares of common stock in conversion of a $83,500 of principal. The Company recognized a $46,200 loss on the conversion.

During the year ended June 30, 2021, the Company sold 9,381,000 shares of common stock for total cash proceeds of $129,400, $20,000 of which is a receivable as of June 30, 2021. In addition, the Company has common stock be issued from the sale of $41,633.

During the three months ended September 30, 2021, the Company granted 4,444 shares of common stock for services. The shares were valued at $4.5 per share, as to by the service provider, for total non-cash expense of $20,000. The $20,000 is being amortized over the one-year service term for the services being provided.

During the three months ended September 2021, the Company sold 6,020,000 shares of common stock for total cash proceeds of $55,000, all of which is a receivable as of September 30, 2021. In addition, the Company issued 4,770,000 shares that were sold in the prior year.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to September 30, 2021, the Company paid an invoice for services with 10,000 shares of common stock.

On October 21, 2021 a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $20,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $310,000.

Star Alliance has entered into an agreement to complete a new NI43-101 valuation report. It is anticipated that the report will be completed in the first quarter of Fiscal 2022.

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

On May 22, 2019, the Board discussed the positions of the Directors and Officers. Mr. Tchernov resigned his position as CEO and Themis Glatman resigned as Company Secretary. Current appointments are as follows:

Richard Carey	CEO and Joint Chairman, Board member
James Baughman	President Operations
Alexei Tchernov	Executive Vice President Finance, Board Member
Franz Allmayer	Vice President Finance, Board Member
Themis Glatman	Treasurer, Board Member
Anthony Anish	Company Secretary, Board Member
Fernando Godina	Vice President, Board Member

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

Results of Operations for the Three Months Ended September 30, 2021 as Compared to September 30, 2020

Operating expenses

General and administrative expenses (“G&A”) were $9,062 for the three months ended September 30, 2021, compared to $28,893 for the three months ended September 30, 2020, a decrease of $19,831 or 68.6%. In the prior period we incurred expenses for SEC and mining expense that we did not have in the current period.

Professional fees were $2,000 for the three months ended September 30, 2021, compared to $25,690 for the three months ended September 30, 2020, a decrease of $23,690. Professional fees consist mainly of legal, accounting and audit expense. There was a large decrease to our professional fees due to a decrease of $15,690 and $10,000 of audit and legal fees, respectively.

Consulting fees were $0 for the three months ended September 30, 2021, compared to $28,350 for the three months ended September 30, 2020. In the prior period we issued 1,250,000 shares of common stock for $25,000 on non-cash consulting expense.

Director compensation was $30,000 and $15,000 for the three months ended September 30, 2021 and 2020, respectively. Monthly compensation to our director was increased in January 2021.

Officer compensation for our CEO was $45,000 and $35,000 for the three months ended September 30, 2021 and 2020, respectively. Monthly compensation to our CEO was increased in January 2021.

Other income (expense)

For the three months ended September 30, 2021 and 2020, we had interest expense of $882 and $8,155, respectively. In the prior period we also had $46,200 loss on the conversion of accrued salary and a $3,870 gain on the forgiveness of debt.

Net Loss

Net loss for the three months ended September 30, 2021 was $88,444 compared to $186,417 for the three months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,261,235. For the three months ended September 30, 2021 the Company had a net loss of $88,444 with $6,789 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $6,789 during the three months ended September 30, 2021 compared to $93,087 in the prior period.

Net cash provided by financing activities was $0 and $77,559 for the three months ended September 30, 2021 and 2020, respectively. In the prior period we received $106,500 from loans, $18,000 from the sale of common stock and $20,339 from loans from our CEO. This was offset by $9,280 paid back to our CEO and $58,000 paid on other loans.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	By:	/s/ Richard Carey
Richard Carey
Chief Executive Officer

	By:	/s/ Anthony L. Anish
Date: November 15, 2021		Anthony L. Anish
Interim Chief Financial Officer

