Form 10-Q
period 2021-12-31
Star Alliance International Corp.
filed 2022-02-17
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 152,663,028 shares of common stock par value $0.001, were outstanding as at as of February 14, 2022.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2021

PART I. FINANCIAL INFORMATION

Item 1 .Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$10,293	$6,789
Prepaid stock for services	4,755,104	–
Total current assets	4,765,397	6,789

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$5,272,929	$514,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,747	$18,378
Accrued expenses	20,852	12,888
Accrued compensation	303,641	171,370
Notes payable	447,380	467,380
Loans payable – related parties	24,550	–
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	894,821	744,667

Total liabilities	894,821	744,667

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Common stock, $0.001 par value, 175,000,000 shares authorized, 137,976,028 and 124,319,584 shares issued and outstanding, respectively	137,976	124,320
Additional paid-in capital	6,849,253	2,793,609
Common stock to be issued	2,025,633	41,633
Stock subscription receivable	(60,000)	(20,000)
Accumulated deficit	(4,577,637)	(3,172,791)
Total stockholders’ deficit	4,378,108	(230,346)

Total liabilities and stockholders’ deficit	$5,272,929	$514,321

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$1,039,338	$13,906	$1,048,400	$42,799
General and administrative – related party	1,500	1,000	3,000	4,000
Professional fees	11,020	2,500	13,020	28,190
Consulting	188,362	5,000	188,362	33,350
Director compensation	30,000	15,000	60,000	30,000
Officer compensation	45,000	30,000	90,000	65,000

Total operating expenses	1,315,220	67,406	1,402,782	203,339

Loss from operations	(1,315,220)	(67,406)	(1,402,782)	(203,339)

Other expense
Interest expense	(1,182)	(882)	(2,064)	(9,036)
Loss on conversion of accrued salary	–	–	–	(46,200)
Gain on forgiveness of debt	–	–	–	3,870
Total other expense	(1,182)	(882)	(2,064)	(51,366)

Loss before provision for income taxes	(1,316,402)	(68,288)	(1,404,846)	(254,705)

Provision for income taxes	–	–	–	–

Net loss	$(1,316,402)	$(68,288)	$(1,404,846)	$(254,705)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	134,853,791	112,193,103	135,573,180	110,946,941

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2021

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,833,000	$1,883	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000
Stock issued for debt	–	–	–	–	1,375,000	1,375	128,325	–	–	–	129,700
Stock sold for cash	–	–	–	–	1,555,000	1,555	18,445	(2,000)	9,900	–	27,900
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(186,417)	(186,417)
Balance, September 30, 2020	1,000,000	1,000	1,833,000	1,883	111,493,334	111,494	2,620,935	6,633	–	(2,856,191)	(114,246)
Stock sold for cash	–	–	–	–	1,806,250	1,806	22,694	–	–	–	24,500
Net loss	–	–	–	–	–	–	–	–	–	(68,288)	(68,288)
Balance, December 31, 2020	1,000,000	$1,000	1,833,000	$1,883	113,299,584	$113,300	$2,643,629	$6,633	$–	$(2,924,479)	$(158,034)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock issued for services	–	–	–	–	4,444	4	19,996	–	–	–	20,000
Stock sold for cash	–	–	–	–	10,790,000	10,790	574,210	(35,000)	(550,000)	–	–
Net loss	–	–	–	–	–	–	–	–	–	(88,444)	(88,444)
Balance, September 30, 2021	1,000,000	1,000	1,833,000	1,883	135,114,028	135,114	3,387,815	6,633	(570,000)	(3,261,235)	(298,790)
Stock sold for cash	–	–	–	–	300,000	300	29,700	19,000	(10,000)	–	39,000
Cash not collectible	–	–	–	–	–	–	(520,000)	–	520,000	–	–
Stock issued for services	–	–	–	–	2,562,000	2,562	3,951,738	2,000,000	–	–	5,954,300
Net loss	–	–	–	–	–	–	–	–	–	(1,316,402)	(1,316,402)
Balance, December 31, 2021	1,000,000	$1,000	1,833,000	$1,883	137,976,028	$137,976	$6,849,253	$2,025,633	$(60,000)	$(4,577,637)	$4,378,108

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,404,846)	$(254,705)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,219,196	25,000
Loss on conversion of debt	–	46,200
Gain of forgiveness of debt	–	(3,870)
Changes in assets and liabilities:
Accounts payable	5,370	(15,696)
Accrued expenses	7,964	4,036
Accrued compensation	132,270	69,772
Net cash used in operating activities	(40,046)	(129,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	24,550	23,582
Repayment to related party	–	(18,280)
Proceeds from the sale of common stock	39,000	42,500
Proceeds from notes payable	–	121,500
Payment on notes payable	(20,000)	(58,000)
Net cash provided by financing activities	43,550	111,302

Net change in cash	3,504	(17,961)
Cash at the beginning of period	6,789	20,058
Cash at the end of period	$10,293	$2,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$–	$83,500
Common stock issued for prepaid services	$4,755,104	$–

The accompanying notes are an integral part of these unaudited financial statements.

Star Alliance International Corp.

Notes to Unaudited Financial Statements

December 31, 2021

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

NOTE 3 – GOING CONCERN

The unaudited accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $4,577,637 as of December 31, 2021. For the six months ended December 31, 2021 the Company had a net loss of $1,404,846, with $40,046 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On February 16, 2021, a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $40,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $330,000 as of December 31, 2021.

On October 21, 2021, a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation. A payment of $20,000 was made by Star Alliance that reduces the final amount due to Troy Mining Corporation to $310,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2021 the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. As of December 31, 2021, the Company has accrued compensation due to Mr. Carey of $114,862 and Mr. Anish of $128,778. As of June 30, 2021, the Company has accrued compensation due to Mr. Carey of $39,691 and Mr. Anish of $71,679. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

As of December 31, 2021, the Company owes Mr. Anish $4,550 for cash advances to pay for certain operating expenses.

As of December 31, 2021, the Company owes Mr. Carey $20,000 for a cash advance to that was paid to Troy Mining Corporation (Note 4).

On January 24, 2022, the Board of Directors appointed Mr. Weverson Correia as the Chief Executive Officer and a Director of the Company. Mr. Correia was issued 500,000 shares of common stock on December 16, 2021. The shares were valued at $1.55 per share, the closing stock price on the date of grant, for total non-cash expense of $772,500. The $772,500 has been debited to prepaid stock for services as of December 31, 2021.

NOTE 6 – NOTES PAYABLE

As of December 31, 2021, and June 30, 2021, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of December 31, 2021 and June 30, 2021, there is $5,756 and $4,949, respectively, of accrued interest due on the note. The note is past due and in default.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019, $35,000 as of December 31, 2019 and $20,000 on October 21, 2021. As December 31, 2021 there is $310,000 due on this note (Note 4).

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. On February 24,2021, he loaned an additional $20,000 to the Company. During April 2021, another $14,000 was converted into 1,400,000 shares of comm on stock. As of December 31, 2021, there is $25,000 and $4,096 of principal and interest due on this loan, respectively.

As of December 31, 2021, the Company owes various other individuals and entities a total of $112,380. All the loans are non-interest bearing and due on demand.

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

During the six months ended December 31, 2021, the Company granted 4,444 shares of common stock for services. The shares were valued at $4.50 per share, based on the value of the services as provided by the services provider’s invoice, for total non-cash expense of $20,000. The $20,000 is being amortized over the one-year service term for the services being provided.

During the six months ended December 31, 2021, the Company granted 4,000,000 shares of common stock for services. The shares were valued at $0.50 per share, based on the value of the services as provided by the services provider’s invoice, for total non-cash expense of $2,000,000. The $2,000,000 is being amortized over the one-year service term for the services being provided.

During the six months ended December 31, 2021, the Company granted 10,000 shares of common stock for services. The shares were valued at $1.12 per share, the closing stock price on the date of grant, for total non-cash expense of $11,200.

During the six months ended December 31, 2021, the Company granted 52,000 shares of common stock for services. The shares were valued at $1.55 per share, the closing stock price on the date of grant, for total non-cash expense of $80,600.

During the six months ended December 31, 2021, the Company granted 1,500,000 shares of common stock for services. The shares were valued at $1.55 per share, the closing stock price on the date of grant, for total non-cash expense of $2,317,500. The $2,317,500 is being amortized over the one-year service term for the services being provided.

During the six months ended December 31, 2021, the Company granted 500,000 shares of common stock for services. The shares were valued at $1.55 per share, the closing stock price on the date of grant, for total non-cash expense of $775,500.

During the six months ended December 31, 2021, the Company sold 6,320,000 shares of common stock for total cash proceeds of $589,000. Of the stock sold $39,000 has been received and $60,000 is still to received. Of the shares issued it has been determined that $500,000 will not be received. The Company is in the process of having he 5,000,000 shares returned. The Company also issued 4,770,000 shares that were sold in the prior year.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

On December 15, 2021, the Company signed a definitive agreement to purchase 51% of Compania Minera Metalurgica Centro Americana SA. (“Commsa”). For $1,000,000 in cash and 5,000,000 in restricted shares of common stock. In addition, the Company has agreed to provide up to $7,500,000 working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. This transaction has become effective as of January 1, 2022.

This project, that runs along a 12.5 mile stretch of the Rio Jalan River, is a peaceful agrarian area, with only farmers and ranchers in the nearby five villages.

The environmental licenses have been obtained and exploration is ongoing. The mines are expected to be producing gold in the second quarter of 2022 and will be expanded during the year. Gold resources are estimated to be in excess of 1 million oz. This estimate came from a limited appraisal of the area in which the mines are located.

On January 4, 2022, the Company issued the 4,000,000 shares of common stock that were granted for services in Q2.

On January 10, 2022, the Company issued 1,000,000 shares of common stock to Themis Glatman, director, for services.

On January 24, 2022, the Board accepted the resignation of Mr. Richard Carey as Chief Executive Officer. Mr. Carey is resigning as CEO but remains as Chairman.

On January 24, 2022, the Board of Directors appointed Mr. Weverson Correia as the Chief Executive Officer and a Director of the Company.

Subsequent to December 31, 2021, the Company issued the 1,600,000 shares of common stock for services.

Subsequent to December 31, 2021, the Company issued 277,000 shares of common stock for conversion of $27,000 and $700 of principal and interest, respectively.

Subsequent to December 31, 2021, the Company issued 7,110,000 shares of common stock for cash. 60,000 of the shares were sold in Q2. The Company received $90,000.

Star Alliance has entered into an agreement to complete a new NI43-101 valuation report. It is anticipated that the report will be completed late in the first quarter or early in the second quarter of Fiscal 2022.

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

Current officers and directors are as follows:

Richard Carey	Chairman, Board Member (resigned as CEO on January 24, 2022)
Weverson Correia	Appointed CEO on January 24, 2022, Board member
James Baughman	President Operations
Alexei Tchernov	Executive Vice President Finance, Board Member
Franz Allmayer	Vice President Finance, Board Member
Themis Glatman	Treasurer, Board Member
Anthony Anish	Company Secretary, Interim CFO, Board Member
Fernando Godina	Vice President, Board Member

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

On November 22, 2021, STAL entered into a binding Letter of Intent to acquire 49% of Lions Works Advertising, SA, a Guatamala Corporation that owns the “Genesis” ore extraction process. Since the letter of Intent was signed STAR has renegotiated and STAR is now acquiring a controlling interest of 51% of the Company. The purchase requires STAL to invest up to $3 million to be used to grow the business, building a number of Genesis plants that can be placed in customer mining sites including our own Troy mining site. The green, environmentally friendly process, extracts up to 98% of the gold ore from the rock.

Results of Operations for the Three Months Ended December 31, 2021 as Compared to the Three Months Ended December 31, 2020

Operating expenses

General and administrative expenses (“G&A”) were $1,039,338 for the three months ended December 31, 2021, compared to $13,906 for the three months ended December 31, 2020, an increase of $1,025,432. In the current period we recognized $255,000 of non-cash expense for stock issued for investor relation services and we recognized $772,500 of non-cash expense for stock issued for mine development services.

Professional fees were $11,020 for the three months ended December 31, 2021, compared to $2,500 for the three months ended December 31, 2020, an increase of $8,520. Professional fees consist mainly of legal, accounting and audit expense. The increase in the current period is due to an increase in audit fees.

Consulting fees were $188,362 for the three months ended December 31, 2021, compared to $5,000 for the three months ended December 31, 2020. In the current period we issued shares of common stock for $188,362 on non-cash consulting expense.

Director compensation was $30,000 and $15,000 for the three months ended December 31, 2021 and 2020, respectively. Monthly compensation to our director was increased in January 2021.

Officer compensation for our CEO was $45,000 and $30,000 for the three months ended December 31, 2021 and 2020, respectively. Monthly compensation to our CEO was increased in January 2021.

Other income (expense)

For the three months ended December 31, 2021 and 2020, we had interest expense of $1,182 and $882, respectively.

Net Loss

Net loss for the three months ended December 31, 2021 was $1,316,402 compared to $68,288 for the three months ended December 31, 2020. The large increase in our net loss is due to non-cash stock compensation expense.

Results of Operations for the Six Months Ended December 31, 2021 as Compared to the Six Months Ended December 31, 2020

Operating expenses

General and administrative expenses (“G&A”) were $1,048,400 for the six months ended December 31, 2021, compared to $42,799 for the six months ended December 31, 2020, an increase of $1,005,601. In the current period we recognized $258,334 of non-cash expense for stock issued for investor relation services and we recognized $772,500 of non-cash expense for stock issued for mine development services.

Professional fees were $13,020 for the six months ended December 31, 2021, compared to $28,190 for the six months ended December 31, 2020, a decrease of $15,170. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to a decrease in audit and legal fees.

Consulting fees were $188,362 for the six months ended December 31, 2021, compared to $33,350 for the six months ended December 31, 2020. In the current period we issued shares of common stock for $188,362 on non-cash consulting expense. In the prior period we issued shares of common stock for $30,000 on non-cash consulting expense.

Director compensation was $60,000 and $30,000 for the six months ended December 31, 2021 and 2020, respectively. Monthly compensation to our director was increased in January 2021.

Officer compensation for our CEO was $90,000 and $65,000 for the six months ended December 31, 2021 and 2020, respectively. Monthly compensation to our CEO was increased in January 2021.

Other income (expense)

For the six months ended December 31, 2021 and 2020, we had interest expense of $2,064 and $9,036, respectively. In the prior period we also had $46,200 loss on the conversion of accrued salary and a $3,870 gain on the forgiveness of debt.

Net Loss

Net loss for the six months ended December 31, 2021 was $1,404,846 compared to $254,705 for the six months ended December 31, 2020. The large increase in our net loss is due to non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,577,637. For the six months ended December 31, 2021 the Company had a net loss of $1,404,846 with $40,046 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $40,046 during the six months ended December 31, 2021 compared to $129,263 in the prior period.

Net cash provided by financing activities was $43,550 and $111,302 for the six months ended December 31, 2021 and 2020, respectively. In the current period we received $39,000 from the sale of common stock and $4,550 from a cash advance from a director. In the prior period we received $121,500 from loans, $42,500 from the sale of common stock and $23,582 from loans from our CEO. This was offset by $18,280 paid back to our CEO and $58,000 paid on other loans.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 17, 2022	By:	/s/ Richard Carey
Richard Carey
Chairman

	By:	/s/ Anthony L. Anish
Date: February 17, 2022		Anthony L. Anish
Interim Chief Financial Officer

