Form 10-Q
period 2022-03-31
Star Alliance International Corp.
filed 2022-05-23
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 159,013,028 shares of common stock par value $0.001, were outstanding as at as of May 23, 2022.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2021

PART I. FINANCIAL INFORMATION

 Item 1 Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$171,233	$6,789
Prepaids and other assets	664,062	–
Prepaid stock for services	2,898,229	–
Total current assets	3,733,524	6,789

Property and equipment	476,000	450,000
Mining claims	57,532	57,532
Total other assets	533,532	507,532

Total Assets	$4,267,056	$514,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,583	$18,378
Accrued expenses	26,528	12,888
Accrued compensation	235,406	171,370
Notes payable	500,804	467,380
Convertible note payable, net of discount of $173,780	226,220	–
Derivative liability	650,113	–
Loans payable – related parties	26,344	–
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	1,751,649	744,667

Total liabilities	1,751,649	744,667

COMMITMENTS AND CONTINGENCIES (see footnotes)	–	–

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $1.00 par value, 1,000,000 authorized, 0 issued and outstanding Common stock, $0.001 par value, 175,000,000 shares authorized, 157,513,028 and 124,319,584 shares issued and outstanding, respectively	157,513	124,320
Additional paid-in capital	15,108,716	2,793,609
Common stock to be issued	–	41,633
Stock subscription receivable	(160,000)	(20,000)
Accumulated deficit	(12,593,705)	(3,172,791)
Total stockholders’ equity (deficit)	2,515,407	(230,346)

Total liabilities and stockholders’ deficit	$4,267,056	$514,321

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$189,558	$18,212	$1,237,958	$61,011
General and administrative – related party	10,000	5,000	13,000	9,000
Mine development	788,500	–	788,500	–
Professional fees	93,500	17,839	106,520	46,029
Consulting	3,827,475	5,000	4,015,837	38,350
Director compensation	1,469,000	30,000	1,529,000	60,000
Officer compensation	817,500	45,000	907,500	110,000

Total operating expenses	7,195,533	121,051	8,598,315	324,390

Loss from operations	(7,195,533)	(121,051)	(8,598,315)	(324,390)

Other expense:
Interest expense	(6,780)	(882)	(8,844)	(9,918)
Change in fair value of derivative	(470,635)	–	(470,635)	–
Loss on conversion of debt	(343,120)	–	(343,120)	–
Loss on conversion of accrued salary	–	–	–	(46,200)
Gain on forgiveness of debt	–	–	–	3,870
Total other expense	(820,535)	(882)	(822,599)	(52,248)

Loss before provision for income taxes	(8,016,068)	(121,933)	(9,420,914)	(376,638)

Provision for income taxes	–	–	–	–

Net loss	$(8,016,068)	$(121,933)	$(9,420,914)	$(376,638)

Net loss per common share – basic	$(0.05)	$(0.00)	$(0.07)	$(0.00)
Net loss per common share – diluted	$(0.05)	$(0.00)	$(0.07)	$(0.00)
Weighted average common shares outstanding – basic	152,311,461	114,625,671	140,588,063	112,164,693
Weighted average common shares outstanding – diluted	152,311,461	114,625,671	140,588,063	112,164,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,833,000	$1,883	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000
Stock issued for debt	–	–	–	–	1,375,000	1,375	128,325	–	–	–	129,700
Stock sold for cash	–	–	–	–	1,555,000	1,555	18,445	(2,000)	9,900	–	27,900
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	(186,417)	(186,417)
Balance, September 30, 2020	1,000,000	$1,000	1,833,000	$1,883	111,493,334	$111,494	$2,620,935	$6,633	$–	$(2,856,191)	$(114,246)
Stock sold for cash	–	–	–	–	1,806,250	1,806	22,694	–	–	–	24,500
Net loss	–	–	–	–	–	–	–	–	–	(68,288)	(68,288)
Balance, December 31, 2020	1,000,000	$1,000	1,833,000	$1,883	113,299,584	$113,300	$2,643,629	$6,633	$–	$(2,924,479)	$(158,034)
Stock sold for cash	–	–	–	–	6,000,000	6,000	54,000	–	(20,000)	–	40,000
Net loss	–	–	–	–	–	–	–	–	–	(121,933)	(121,933)
Balance, March 31, 2021	1,000,000	$1,000	1,833,000	$1,883	119,299,584	$119,300	$2,697,629	$6,633	$(20,000)	$(3,046,412)	$(239,967)

STAR ALLIANCE INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock issued for services	–	–	–	–	4,444	4	19,996	–	–	–	20,000
Stock sold for cash	–	–	–	–	10,790,000	10,790	574,210	(35,000)	(550,000)	–	–
Net loss	–	–	–	–	–	–	–	–	–	(88,444)	(88,444)
Balance, September 30, 2021	1,000,000	$1,000	1,833,000	$1,883	135,114,028	$135,114	$3,387,815	$6,633	$(570,000)	$(3,261,235)	$(298,790)
Stock sold for cash	–	–	–	–	300,000	300	29,700	19,000	(10,000)	–	39,000
Cash not collectible	–	–	–	–	–	–	(520,000)	–	520,000	–	–
Stock issued for services	–	–	–	–	2,562,000	2,562	3,951,738	2,000,000	–	–	5,954,300
Net loss	–	–	–	–	–	–	–	–	–	(1,316,402)	(1,316,402)
Balance, December 31, 2021	1,000,000	$1,000	1,833,000	$1,883	137,976,028	$137,976	$6,849,253	$2,025,633	$(60,000)	$(4,577,637)	$4,378,108
Stock sold for cash	–	–	–	–	10,565,000	10,565	1,150,435	(22,633)	(100,000)	–	1,038,367
Stock issued for services	–	–	–	–	8,100,000	8,100	6,414,600	(2,003,000)	–	–	4,419,700
Stock issued for debt	–	–	–	–	672,000	672	394,628	–	–	–	395,300
Stock issued for investment	–	–	–	–	200,000	200	299,800	–	–	–	300,000
Net loss	–	–	–	–	–	–	–	–	–	(8,016,068)	(8,016,068
Balance, March 31, 2022	1,000,000	$1,000	1,833,000	$1,883	157,513,028	$157,513	$15,108,716	$–	$(160,000)	$(12,593,705)	$2,515,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,420,914)	$(376,638)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,495,770	25,000
Loss on conversion of debt	343,120	46,200
Change in fair value of derivative	470,635	–
Debt discount amortization	5,698	–
Gain of forgiveness of debt	–	(3,870)
Changes in assets and liabilities:
Prepaids and other assets	(364,061)	–
Accounts payable	(6,795)	(30,182)
Accrued expenses	13,640	7,918
Accrued compensation	64,036	114,598
Net cash used in operating activities	(1,398,871)	(216,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	(26,000)	–
Net cash used in investing activities	(26,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	6,344	23,932
Repayment to related party	–	(20,473)
Proceeds from the sale of common stock	1,084,000	82,500
Proceeds from convertible note payable	400,000	–
Proceeds from notes payable	118,971	213,500
Payment on notes payable	(20,000)	(98,010)
Net cash provided by financing activities	1,589,315	201,449

Net change in cash	164,444	(15,525)
Cash at the beginning of period	6,789	20,058
Cash at the end of period	$171,233	$4,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$395,300	$83,500
Common stock issued for investment	$300,000	$–
Common stock issued for prepaid services	$4,755,104	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

Star Alliance International Corp.

Notes to Unaudited Condensed Financial Statements

March 31, 2022

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada, for the purpose of acquiring and developing gold mining as well as certain other mining properties worldwide and is now acquiring new environmentally safe technology to extract gold and other rare earth minerals form oxide rock.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022:

March 31, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$650,113
Total	$–	$–	$650,113

NOTE 3 – GOING CONCERN

The unaudited accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $12,593,705 as of March 31, 2022. For the nine months ended March 31, 2022 the Company had a net loss of $9,420,914, with $1,398,871 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On January 2, 2022 The Company acquired a 51% interest in Compania Minera Metalurgica Centro Americana S.A. (“Commsa”) which owns 5 gold mines in Honduras. The purchase price is $1,000,000 in cash and 5,000,000 in restricted shares of common stock. In addition, the Company has agreed to provide up to $7,500,000 working capital to expand the mining operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2021 the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. As of March 31, 2022, the Company has accrued compensation due to Mr. Carey of $114,862 and Mr. Anish of $128,778. As of June 30, 2021, the Company has accrued compensation due to Mr. Carey of $48,628 and Mr. Anish of $126,778. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

As of December 31, 2021, the Company owes Mr. Anish $4,550 for cash advances to pay for certain operating expenses.

As of December 31, 2021, the Company owes Mr. Carey $20,000 for a cash advance that was paid to Troy Mining Corporation (Note 4).

On January 10, 2022, the Company issued 1,000,000 shares of common stock to Themis Glatman, director, for services. The shares were valued at $1.40 per share, the closing stock price on the date of grant, for total non-cash expense of $1,400,000.

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

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of March 31, 2022 and June 30, 2021, there is $6,159 and $4,949, respectively, of accrued interest due on the note. The note is past due and in default.

On June 11, 2019, the company executed a promissory note with Troy for $500,000 (Note 7). The Company paid the initial $50,000 due on the note on August 13, 2019, $35,000 as of December 31, 2019 and $20,000 on October 21, 2021. As March 31, 2022 there is $310,000 due on this note (Note 4).

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. On February 24,2021, he loaned an additional $20,000 to the Company. During April 2021, another $14,000 was converted into 1,400,000 shares of comm on stock. As of March 31, 2022, there is $25,000 and $10,734 of principal and interest due on this loan, respectively.

As of March 31, 2022, the Company owes various other individuals and entities a total of $190,804. All the loans are non-interest bearing and due on demand.

NOTE 6 - CONVERTIBLE NOTE

On March 28, 2022, we received short term financing from a private investor under a 10% Fixed Convertible Secured Promissory Note in the principal amount of $400,000 (the “Note”). The Note bears interest at a fixed rate of at 10% per annum with all principal and interest due at maturity on July 31, 2022. The Note is secured by a security interest and lien on all equipment located at our Troy mine in Mariposa County, California. At the option of the investor, and at any time prior to the maturity date, the principal and interest owing under the Note may be converted into shares of our common stock at a conversion price equal to 50% of the lowest closing market price for our common stock during the five trading days preceding the conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	179,478
Derivative loss due to mark to market adjustment	470,635
Balance at March 31, 2022	$650,113

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022 is as follows:

Inputs	March 31, 2022	Initial Valuation
Stock price	$.49	$.42
Conversion price	$.21	$0.2995
Volatility (annual)	232.22%	256.36%
Risk-free rate	.52%	.59%
Dividend rate	–	–
Years to maturity	.33	.34

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

Series C Preferred Stock

One Million shares of Series C Preferred Stock at $1.00 per share was authorized on March 30, 2022. No shares were issued prior to March 31, 2022. Series C Preferred shares have no voting rights on any matters with the exception of any matters relating to the Series C Preferred stock. In any vote on the preferred stock the shareholders have a one vote per share.

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

During the three months ended March 31, 2022, the Company granted 6,600,000 shares of common stock for services. The shares were valued at the closing stock price on the date of grant, for total non-cash expense of $2,980,700.

During the three months ended March 31, 2022, the Company issued 300,000 shares of common stock in conversion of $52,180 of debt. A loss of $343,120 was recognized on the conversion.

During the nine months ended March 31, 2022, the Company sold 16,885,000 shares of common stock for total cash proceeds of $1,634,000. Of the stock sold $160,000 is still to be received. Of the shares issued it has been determined that $500,000 will not be received. The Company is in the process of having the 5,000,000 shares returned. The Company also issued 4,770,000 shares that were sold in the prior year.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that no material subsequent events exist other than the following.

1/. In April, 2022 Star paid the remaining balance due for purchase of the assets and mining leases of the Troy Mine.

2/. In April, 2022 there were changes to the Board of Director. Bryan Cappeilli was appointed to the Board and Alexei Tchernov was removed from the Board.

3/. In April 2022 Star issued 153,750 Series C Preferred shares at $1.00 per share in a convertible note that is due for repayment 180 days from the date of issuance. These shares may be converted into common stock of Star or the note can be paid in full with interest at 25%.

3/. In May 2022, Star acquired 51% of NSM USA, a Wyoming corporation that owns the rights to 4 lithium mines located in Africa. Star has agreed to invest $2 million to pay for equipment and some infrastructure to speed up the mining process.

4/. In May 2022, Star acquired 51% of NGM USA, a Wyoming corporation that owns the rights to 3 Gold mines located in Africa. Star has agreed to invest $2 million to pay for equipment and some infrastructure to speed up the mining process.

5/. In May 2022, Star completed its due diligence on the Genesis, gold extraction process and is now moving forward to close the acquisition of 51% of assets of the Guatemala corporation that owns the technology

NOTE 10 – SIGNIFICANT TRANSACTIONS

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

The environmental licenses have been obtained and exploration is ongoing. The mines will be producing gold early in 2022 and will be expanded early next year. Local small mining operations are producing a minimum of 250 to 300 oz of gold per site per month while losing approximately 50% of the recoverable gold particles. Our expanded operations, using modern equipment and our new Genesis program, should result in up to a 98% rate of recoverable gold, leading to significantly higher quantities of gold per site.

Upon close, STAR will, once mining operations begin, start to generate significant revenues and of utmost importance the mine will be able to gain all the benefits of our Green, Environmentally Safe Genesis ore extraction process. As an important part of this transaction, STAR has agreed to continue the distribution of aid to the five local villages with 2% of mining profits per village to be used for expanded school facilities, a medical center, college scholarships and a community center to be used by adults and kids alike. Additional projects, beneficial to the community, may be considered in the future.

Gold resources are in excess of 1 million oz. This estimate came from a limited appraisal of the area in which the mines are located.

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

Current officers and directors are as follows:

Richard Carey	Chairman, Board Member (resigned as CEO on January 24, 2022)
Weverson Correia	Appointed CEO on January 24, 2022, Board member
Alexei Tchernov	Executive Vice President Finance, Board Member
Franz Allmayer	Vice President Finance, Board Member
Themis Glatman	Treasurer, Asst., Company Secretary, Board Member
Anthony Anish	Company Secretary, CFO, Board Member
Fernando Godina	Vice President, Board Member

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

In January 2022, Star completed the acquisition of 51% of Compania Minera Metalurgica Centro Americana S.A. (“Commsa”) which owns 5 gold mines in Honduras.

Results of Operations for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Operating expenses

General and administrative expenses (“G&A”) were $199,558 for the three months ended March 31, 2022, compared to $23,212 for the three months ended March 31, 2021, an increase of $176,346. In the current period we recognized $10,000 of non-cash expense for stock issued to a related party for work performed for the Company.

Mine Development Fees were $788,500 for the three months ended march 31, 2022 compared to $0 for the three months ended March 31, 2021. In the current period we recognized $772,500 of non-cash expenses for stock issued for work performed at the Troy mine.

Professional fees were $93,500 for the three months ended March 31, 2022, compared to $2,500 for the three months ended December 31, 2020, an increase of $8,520. Professional fees consist mainly of legal, accounting and audit expense. The increase in the current period is due to an increase in legal fees. In the current period we recognized $48,000 of non- cash legal expenses.

Consulting fees were $3,827,475 for the three months ended March 31, 2022, compared to $5,000 for the three months ended March 31, 2021. In the current period we issued shares of common stock for $3,807,475 for non-cash consulting expense.

Director compensation was $1,469,000 and $30,000 for the three months ended March 31, 2022 and 2021, respectively. In the current period we recognized $1,439,000 of non- cash compensation to two Directors. .Monthly compensation to our director was increased in January 2021.

Officer compensation was $817,500 and $45,000 for the three months ended March 31, 2022 and 2021, respectively. In the current period we recognized $772,500 of non- cash officer compensation for our CEO. Monthly compensation for our Chairman was increased in January 2021.

Other income (expense)

Interest Expense was $6,780 and $882 for the three months ended March 31, 2022 and 2021, respectively.

Net Loss

Net loss for the three months ended March 31, 2022 was $8,016,068 compared to $121,933 for the three months ended March 31, 2021. The large increase in our net loss is due to non-cash stock compensation expense.

Results of Operations for the Nine Months Ended March 31, 2022 as compared to the nine Months Ended March 31, 2021

Operating expenses

General and administrative expenses (“G&A”) were $1,250,958 for the nine months ended March 31, 2022, compared to $70,011 for the nine months ended March 31, 2021, an increase of $1,180,947. In the current period we recognized $268,334 of non-cash expense for stock issued for investor relation services.

Professional fees were $106,250 for the nine months ended March 31, 2022, compared to $46,029 for the nine months ended March 31, 2021, an increase of $60,221. Professional fees consist mainly of legal, accounting and audit expense. The increase in the current period is due to an increase in legal fees. In the current period we recognized $48,000 of non- cash legal expenses.

Consulting fees were $4,015,837 for the nine months ended March 31, 2022, compared to $38,350 for the nine months ended March 31, 2021 an increase of $3,977,487. In the current period we issued shares of common stock for $3,995,837 on non-cash consulting expense. In the prior period we issued shares of common stock for $30,000 on non-cash consulting expense.

Director compensation was $1,529,000 and $60,000 for the nine months ended March 31, 2022 and 2021, respectively. In the current period we recognized $1,439,000 of non- cash compensation to two Directors. Monthly compensation to our director was increased in January 2021.

Officer compensation for our CEO was $907,500 and $110,000 for the nine months ended March 31, 2022 and 2021, respectively. In the current period we recognized $772,500 of non-cash officer compensation for our CEO. Monthly compensation to our Chairman was increased in January 2021.

Other income (expense)

For the nine months ended March 31, 2022 and 2021, we had interest expense of $8,844 and $9,918, respectively. In the prior period we also had $46,200 loss on the conversion of accrued salary and a $3,870 gain on the forgiveness of debt.

Net Loss

Net loss for the nine months ended March 31, 2022 was $9,420,914 compared to $376,638 for the nine months ended March 31, 2021. The large increase in our net loss is due to non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $12,593,705. For the nine months ended March 31, 2022 the Company had a net loss of $9,420,914 with $1,398,871 of cash used in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $1,398,871 during the nine months ended March 31, 2022 compared to $216,974 in the prior period.

Net cash provided by financing activities was $1,589,315 and $201,449 for the nine months ended March 31, 2022 and 2021, respectively. In the current period we received $1,084,000 from the sale of common stock and $4,550 from a cash advance from a director. In the prior period we received $121,500 from loans, $42,500 from the sale of common stock and $23,582 from loans from our CEO. This was offset by $18,280 paid back to our CEO and $58,000 paid on other loans.

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

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 23, 2022	By:	/s/ Richard Carey
Richard Carey
Chairman

	By:	/s/ Anthony L. Anish
Date: May 23, 2022		Anthony L. Anish
Chief Financial Officer

