Form 10-K
period 2022-06-30
Star Alliance International Corp.
filed 2022-11-22
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

5743 Corsa Avenue Suite 218

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The market value of the Company as of June 30, 2022 was $29,149,425

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 182,838,028 shares of $0.001 par value common stock outstanding as of November 18, 2022.

STAR ALLIANCE INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2022

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

The Company’s business focus will be the pursuit of mining, mining technology businesses and other business with significant patented technology.

On November 22, 2021, a binding Letter of Intent was signed for the acquisition of 49% of “Genesis”. Genesis is a patented technology for extracting gold from Oxide and other complex ore, in a sustainable method, that also yields a vastly improved recovery rate even where the presence of gold is as little as 0.25 parts per million. This is a clean, green and ecofriendly method with up to a 98% recovery rate. This project will be owned by a newly formed wholly owned subsidiary of Star Alliance International Corp. Since the original letter of Intent was signed the terms have now been renegotiated and Star’s new subsidiary will acquire 51% of Genesis. This is expected to close early in 2023.

On December 17, 2021, the Company agreed to purchase 51% of Compania Minera Metalurgica Centro Americana (“Commsa”), a Honduran Corporation. Commsa owns the mining rights to five operating mines that run along a 12.5 mile stretch of the Rio Jalan River. This acquisition becomes effective in January 2022. The Company has issued to date 250,000 shares of Common stock and paid $75,000 towards the purchase price.

On May 9, 2022, a binding letter of intent was signed for the acquisition of 51% of NSM USA, a Wyoming corporation that owns 100% of four lithium mines in West Africa. The cost of these mines is $2 million most of which is to be used for the growth of the four mines. These mines that are already producing small amounts of Lithium will be greatly expanded with the purchase of equipment. This transaction is due to close early 2023 with full production expected in the second quarter of 2023.

On May 11, 2022, a binding letter of intent was signed for the acquisition of 51% of NGM USA, a Wyoming corporation that owns 100% of three gold mines in West Africa. The cost of this acquisition is $2 million, most of which will be used for equipment and growth of the mines. This transaction is due to close early 2023. All exploration work has been completed and production is anticipated to start in the second quarter of 2023.

On May 23, 2022, a binding letter of intent was signed for the acquisition of 75% of Magma International Inc. (“MII”). This acquisition for stock and cash will result in MII owning the Intellectual property, Building, equipment and significant inventory as well as the know how to produce Barotex. Mr. Lilo Benzicron the original inventor of this product will join Barotex as CEO and will be driving the innovation of new products for MII. This transaction is expected to close early 2023.

Employees

The management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Our shares of our common stock have been trading on OTC Markets since 2020.

Number of Holders

As of June 30, 2022, the 162,788,028 issued and outstanding shares of common stock were held by a total of 159 shareholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2022 and 2021. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2022, the Company sold 21,955,000 shares of common stock for total cash proceeds of $564,000.

During the fiscal year the Company has sold 2 tranches of Preferred C shares totaling 207,500 to an investor at $1.00 per share with total cash proceeds of $207,500.. These may be converted to common shares at the end of a six month hold period at a 35% discount to market.

Purchase of our Equity Securities by Officers and Directors

On July 2, 2020, the Board granted all 1,000,000 shares of the Series A preferred stock to the Company’s Chairman and CEO, Richard Carey, in conversion of $68,556 of accrued compensation.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our cash balance was $71,724 as of June 30, 2022. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds raised from the sale of shares and borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $15,058,400 and working capital of $1,034,930 as of June 30, 2022, and a net loss of $11,885,609 most of which is a non cash expense. The Company used $739,630 of cash in operating activities for the year ended June 30, 2022. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the years ended June 30, 2022 and 2021

Operating expenses

General and administrative expenses were $1,909,581 for the year ended June 30, 2022, compared to $94,508 for the year ended June 30, 2021, an increase of $1,815,073. The increase is due to an increase in filing fees and consulting expenses.

Professional fees were $144,763 for the year ended June 30, 2022, compared to $57,029 for the year ended June 30, 2021, increase of $87,734. Professional fees consist mainly of legal, accounting and audit expense. The increase is due to an increase in legal and audit fees.

There was a loss on conversion of common stock for Directors compensation of $2,111,500 and officer compensation of $952,500 for the year ended June 30, 2022 compared to $90,000 and $155,000 for the year ended June 30, 2021

Other income (expense)

For the year ended June 30, 2022, we had interest expense of $297,417 and a net loss on conversion of debt of $102,403 compared to interest expense of $10,800 and loss on conversion of debt of $46,200 for the year ended June 30, 2021. In addition, there was a loss on issuance of convertible debt of $575,396 compared to $0 in 2021. . Interest expense has increased as a result of interest on notes payable that were added to the Company’s liabilities and the amortization of debt discount associated with our convertible notes.

Net Loss

Net loss for the year ended June 30, 2022 was $11,885,609 compared to $503,017 for the year ended June 30, 2021.

Plan of Operations

We expect that working capital requirements will continue to be funded through borrowing from related parties and others. Subsequent to the year end the Company acquired the mining claims and equipment assets of Troy Mining Corporation. We also acquired or entered into binding letters of intent to acquire other businesses during the year ended June 30, 2022.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $15,058,400 and working capital of $1,034,930 as of June 30, 2022, and a net loss of $11,885,609 most of which is non cash expense. The Company used $739,630 of cash in operating activities for the year ended June 30, 2022. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $739,630 for the year ended June 30, 2022 as compared to the net cash used in operating activities of $355,574 for the year ended June 30, 2021. The increase in net cash used in operating activities from 2022 to 2021 is because expenses increased during the year ended June 30, 2022.

Net cash provided by financing activities was $1,004,565 and $342,305 for the years ended June 30, 2022 and 2021, respectively.

Over the next twelve months, we expect our principle source of liquidity may be dependent on borrowings from related and other parties.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Alliance International Corp. (the Company) as of June 30, 2022 and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $15,058,400. For the year ended June 30, 2022, the Company had a net loss of $11,885,609. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado November 22, 2022 PCAOB# 6778

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash	$71,724	$6,789
Prepaids and other assets	547,350	–
Prepaid stock for services	1,813,854	–
Total current assets	2,432,928	6,789

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$2,940,460	$514,321

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$52,760	$18,378
Accrued expenses	25,961	12,888
Accrued compensation	212,428	171,370
Notes payable	119,215	467,380
Convertible notes payable, net of discount of $191,248	323,752	–
Derivative liability	689,231	–
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	1,497,998	744,667

Total liabilities	1,497,998	744,667

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 207,500 and 0 shares issued and outstanding, respectively	208	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 162,788,028 and 124,319,584 shares issued and outstanding, respectively	162,788	124,320
Additional paid-in capital	16,384,983	2,793,609
Common stock to be issued	–	41,633
Stock subscription receivable	(50,000)	(20,000)
Accumulated deficit	(15,058,400)	(3,172,791)
Total stockholders’ equity (deficit)	1,442,462	(230,346)

Total liabilities and stockholders’ deficit	$2,940,460	$514,321

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2022	2021
Operating expenses:
General and administrative	$1,897,581	$94,508
General and administrative – related party	12,000	15,000
Mine development	791,500	–
Professional fees	144,763	57,029
Consulting	4,843,835	38,350
Director compensation	2,111,500	90,000
Officer compensation	952,500	155,000

Total operating expenses	10,753,679	449,887

Loss from operations	(10,753,679)	(449,887)

Other expense:
Interest expense	(297,417)	(10,800)
Change in fair value of derivative	(136,714)	–
Loss on conversion of debt	(102,403)	(46,200)
Loss on issuance of convertible debt	(575,396)	–
Other expense	(20,000)	–
Gain on forgiveness of debt	–	3,870
Total other expense	(1,131,930)	(53,130)

Loss before provision for income taxes	(11,885,609)	(503,017)

Provision for income taxes	–	–

Net loss	$(11,885,609)	$(503,017)

Net loss per common share - basic and diluted	$(0.08)	$(0.00)
Weighted average common shares outstanding – basic and diluted	145,317,205	114,938,142

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2020	–	$–	1,833,000	$1,883	–	$–	107,313,334	$107,314	$2,382,859	$8,633	$(9,900)	$(2,669,774)	$(178,985)
Stock issued for services	–	–	–	–	–	–	1,250,000	1,250	23,750	–	–	–	25,000

Stock issued for debt	–	–	–	–	–	–	6,375,000	6,375	222,325	–	–	–	228,700
Stock sold for cash	–	–	–	–	–	–	9,381,250	9,381	97,119	33,000	(10,100)	–	129,400
Stock issued for accrued officer compensation	1,000,000	1,000	–	–	–	–	–	–	67,556	–	–	–	68,556
Net loss	–	–	–	–	–	–	–	–	–	–	–	(503,017)	(503,017)
Balance, June 30, 2021	1,000,000	1,000	1,833,000	1,883	–	–	124,319,584	124,320	2,793,609	41,633	(20,000)	(3,172,791)	(230,346)
Stock sold for cash	–	–	–	–	–	–	21,955,000	21,955	604,045	(32,000)	(30,000)	–	564,000
Preferred Stock sold for cash	–	–	–	–	207,500	208	–	–	207,292	–	–	–	207,500
Stock issued for services	–	–	–	–	–	–	9,866,444	9,866	9,042,634	(3,000)	–	–	9,049,500
Stock issued for services – related party	–	–	–	–	–	–	4,500,000	4,500	2,757,000	–	–	–	2,761,500
Stock issued for debt	–	–	–	–	–	–	1,947,000	1,947	680,603	(6,633)	–	–	675,917
Stock issued for acquisition	–	–	–	–	–	–	200,000	200	299,800	–	–	–	300,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(11,885,609)	(11,885,609)
Balance, June 30, 2022	1,000,000	$1,000	1,833,000	$1,883	207,500	$208	162,788,028	$162,788	$16,384,983	$–	$(50,000)	$(15,058,400)	$1,442,462

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,885,609)	$(503,017)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	7,235,646	25,000
Common stock issued for services - related party	2,761,500	–
Loss on conversion of debt	102,403	46,200
Loss on issuance of convertible debt	575,396	–
Other expense	20,000	–
Change in fair value of derivative	136,714	–
Debt discount amortization	272,616	–
Gain of forgiveness of debt	–	(3,870)
Changes in assets and liabilities:
Prepaids and other assets	(47,350)	–
Accounts payable	34,382	(22,253)
Accrued expenses	20,247	6,800
Accrued compensation	34,425	95,566
Net cash used in operating activities	(739,630)	(355,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaids and other assets	(200,000)	–
Net cash used in investing activities	(200,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	–	53,433
Repayment to related party	–	(31,008)
Proceeds from the sale of common stock	544,000	129,400
Proceeds from the sale of preferred stock	207,500	–
Proceeds from convertible note payable	501,250	–
Proceeds from notes payable	138,971	288,500
Payment on notes payable	(387,156)	(98,020)
Net cash provided by financing activities	1,004,565	342,305

Net change in cash	64,935	(13,269)
Cash at the beginning of period	6,789	20,058
Cash at the end of period	$71,724	$6,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$97,154	$182,500
Accrued compensation converted to common shares	$–	$68,556
Common stock issued for investment	$300,000	$–
Common stock issued for prepaid services	$1,813,854	$–

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended June 30, 2022 or 2021.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. The diluted loss per share is the same as the basic loss per share for the years ended July 31, 2022 and 2021, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$689,231
Total	$–	$–	$689,231

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,058,400 as of June 30, 2022. For the year ended June 30, 2022, the Company had a net loss of $11,885,609, which did include $11,104,275 of non-cash expense incurred for the issuance of common stock for services and derivatives associated with convertible debt. We used $739,630 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On October 21, 2021, a contract extension for ninety (90) days was signed between Troy Mining Corporation and Star Alliance International Corporation and the remaining balance due under the note was paid.

On November 22, 2021, a binding Letter of Intent was signed for the acquisition of 49% of “Genesis”. Genesis is a patented technology for extracting gold from Oxide and other complex ore, in a sustainable method, that also yields a vastly improved recovery rate even where the presence of gold is as little as 0.25 parts per million. This is a clean, green and ecofriendly method with up to a 98% recovery rate. This project will be owned by a newly formed wholly owned subsidiary of Star Alliance International Corp. Since the original letter of Intent was signed the terms have now been renegotiated and Star’s new subsidiary will acquire 51% of Genesis. This is expected to close early in 2023.

On December 17, 2021, the Company agreed to purchase 51% of Compania Minera Metalurgica Centro Americana (“Commsa”), a Honduran Corporation. Commsa owns the mining rights to five operating mines that run along a 12.5 mile stretch of the Rio Jalan River. This acquisition becomes effective in January, 2022. The Company has issued to date 250,000 shares of Common stock and paid $75,000 towards the purchase price.

On May 9, 2022, a binding letter of intent was signed for the acquisition of 51% of NSM USA a Wyoming corporation that owns 100% of four lithium mines in West Africa. The cost of these mines is $2 million, most of which is to be used for the growth of the four mines. These mines that are already producing small amounts of Lithium will be greatly expanded with the purchase of equipment. This transaction is due to close early 2023 with full production expected in the second quarter of 2023.

On May 11, 2022, a binding letter of intent was signed for the acquisition of 51% of NGM USA a Wyoming corporation that owns 100% of three gold mines in West Africa. The cost of this acquisition is $2 million, most of which will be used for equipment and growth of the mines. This transaction is due to close early 2023. All exploration work has been completed and production is anticipated to start in the second quarter of 2023.

On May 23, 2022, a binding letter of intent was signed for the acquisition of 75% of Magma International Inc. (“MII”). This acquisition for stock and cash will result in MII owning the Intellectual property, Building, equipment and significant inventory as well as the know how to produce Barotex. Mr. Lilo Benzicron the original inventor of this product will join Barotex as CEO and will be driving the innovation of new products for MII. This transaction is expected to close early 2023.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2021, the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. As of June 30, 2022, the Company has accrued compensation due to Mr. Carey of $52,600 and Mr. Anish of $99,828. As of June 30, 2021, the Company has accrued compensation due to Mr. Carey of $48,628 and Mr. Anish of $126,778. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

On January 10, 2022, the Company issued 1,000,000 shares of common stock to Themis Glatman, director, for services. The shares were valued at $1.40 per share, the closing stock price on the date of grant, for total non-cash expense of $1,400,000.

On January 24, 2022, the Board of Directors appointed Mr. Weverson Correia as the Chief Executive Officer and Director of the Company. Mr. Correia was issued 500,000 shares of common stock on December 16, 2021. The shares were valued at $1.55 per share, the closing stock price on the date of grant, for total non-cash expense of $772,500.

On June 3, 2022, the Company issued 2,500,000 shares of common stock to Anthony Anish, CFO and director, for services. The shares were valued at $0.22 per share, the closing stock price on the date of grant, for total non-cash expense of $550,000.

NOTE 6 – NOTES PAYABLE

As of June 30, 2022 and 2021, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2022 and 2021, there is $6,562 and $6,159, respectively, of accrued interest due on the note. The note is past due and in default.

On June 11, 2019, the company executed a promissory note with Troy for $500,000. The Company paid the initial $50,000 due on the note on August 13, 2019. As of June 30, 2022, there is $0 due on this note (Note 4).

On June 26, 2020, an individual loaned the Company $25,000, $6,000 of which was converted into 600,000 shares of common stock on July 27, 2020. On February 24, 2021, he loaned an additional $20,000 to the Company. During April 2021, another $14,000 was converted into 1,400,000 shares of common stock. On June 3, 2022, the remaining balance of principal and interest was fully converted into 750,000 shares of common stock.

As of June 30, 2022 and 2021, the Company owes various other individuals and entities $119,215 and $467,380, respectively. All the loans are non-interest bearing and due on demand.

NOTE 7 - CONVERTIBLE NOTES

On March 28, 2022, we received short term financing from a private investor under a 10% Fixed Convertible Secured Promissory Note in the principal amount of $400,000 (the “Note”). The Note bears interest at a fixed rate of 10% per annum with all principal and interest due at maturity on July 31, 2022. The Note is secured by a security interest and lien on all equipment located at our Troy mine in Mariposa County, California. At the option of the investor, and at any time prior to the maturity date, the principal and interest owing under the Note may be converted into shares of our common stock at a conversion price equal to 50% of the lowest closing market price for our common stock during the five trading days preceding the conversion.

On June 8, 2022, the Company executed a 10% convertible promissory note with Fast Capital LLC. The note is convertible at a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days up to the date on which lender elects to convert all or part of the Note.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	552,517
Derivative loss due to mark to market adjustment	136,714
Balance at June 30, 2022	$689,231

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022, is as follows:

Inputs	June 30, 2022	Initial Valuation
Stock price	$.1791	$.24 - .42
Conversion price	$.1061 - .0816	$.03 - .2995
Volatility (annual)	199.87% - 369.39%	256.36% - 381.28%
Risk-free rate	1.28 - 2.8%	0.59% - 2.29%
Dividend rate	–	–
Years to maturity	.08 - .94	.34 - 1

NOTE 8 – PREFERRED STOCK

Of the 25,000,000 shares of the Company's authorized Preferred Stock, $0.001 par value per share, 1,000,000 are designated Series A preferred stock, 1,900,000 shares are designated as Series B Preferred Stock and 1,000,000 shares are designated Series C preferred stock.

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

Series C Preferred Stock

On March 30, 2022, the Company created and designated 1,000,000 shares of Series C Preferred Stock (“Series C”) with a stated value of $1.00. The Series C has an annual cumulative dividend of 8%, has no voting rights. The Series C is convertible into shares of common stock at 65% of the lowest trading price for the ten days prior to the conversion date.

During the quarter ended June 30, 2022, the Company sold 207,500 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $207,500.

NOTE 9 – COMMON STOCK

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

On August 1,2021, the Company granted 4,444 shares of common stock for services. The shares were valued at $4.50 per share, based on the value of the services as provided by the services provider’s invoice, for total non-cash expense of $20,000. The $20,000 is being amortized over the one-year service term for the services being provided.

On November 11, 2021, the Company granted 4,000,000 shares of common stock for services. The shares were valued at $0.50 per share, based on the value of the services as provided by the services provider’s invoice, for total non-cash expense of $2,000,000. The $2,000,000 is being amortized over the one-year service term for the services being provided.

On December 16, 2021, the Company granted 1,500,000 shares of common stock for services. The shares were valued at $1.55 per share, the closing stock price on the date of grant, for total non-cash expense of $2,317,500. The $2,317,500 is being amortized over the one-year service term for the services being provided.

During the year ended June 30, 2022, the Company issued 4,362,000 shares of common stock for various consulting and professional fees. The shares were issued at the closing stock price on the date of grant for total non-cash expense of $4,712,000.

During the year ended June 30, 2022, the Company issued 1,947,000 shares of common stock in conversion of $97,154 of debt. A loss of $575,396 was recognized on the conversions. The shares were valued on the closing stock price on the date of grant for total non-cash expense of

During the year ended June 30, 2022, the Company sold 21,955,000 shares of common stock for total cash proceeds of $564,000. Of the stock sold $50,000 is still to be received. The Company also issued 4,770,000 shares that were sold in the prior year.

Refer to Note 5 for shares issued to related parties.

NOTE 10 – SIGNIFICANT TRANSACTIONS

On December 15, 2021, the Company signed a definitive agreement to purchase 51% of Compania Minera Metalurgica Centro Americana SA. (“Commsa”) for $1,000,000 in cash and 5,000,000 in restricted shares of common stock. In addition, the Company has agreed to provide up to $7,500,000 working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. This transaction has become effective as of January 1, 2022.

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

This acquisition become effective in January, 2022. The Company has issued to date 250,000 shares of Common stock and paid $75,000 towards the purchase price.

On May 9, 2022, a binding letter of intent was signed for the acquisition of 51% of NSM USA a Wyoming corporation that owns 100% of four lithium mines in West Africa. The cost of these mines is $2 million, most of which is to be used for the growth of the four mines. These mines that are already producing small amounts of Lithium will be greatly expanded with the purchase of equipment. This transaction is due to close early 2023 with full production expected in the second quarter of 2023.

On May 11, 2022, a binding letter of intent was signed for the acquisition of 51% of NGM USA a Wyoming corporation that owns 100% of three gold mines in West Africa. The cost of this acquisition is $2 million, most of which will be used for equipment and growth of the mines. This transaction is due to close early 2023. All exploration work has been completed and production is anticipated to start in the second quarter of 2023.

On May 23, 2022, a binding letter of intent was signed for the acquisition of 75% of Magma International Inc. (“MII”). This acquisition for stock and cash will result in MII owning the Intellectual property, Building, equipment and significant inventory as well as the know how to produce Barotex. Mr. Lilo Benzicron the original inventor of this product will join Barotex as CEO and will be driving the innovation of new products for MII. This transaction is expected to close early 2023.

NOTE 11 – INCOME TAX

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

Net deferred tax assets consist of the following components as of June 30:

	2022	2021
Deferred Tax Assets:
NOL Carryover	$830,300	$666,300
Less valuation allowance	(830,300)	(666,300)
Net deferred tax assets	$–	$–

At June 30, 2022, the Company had net operating loss carry forwards of approximately $830,300 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2022 or 2021 financial statements; any tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued, and has determined that no material subsequent events exist other than the following.

Subsequent to June 30, 2022, the Company issued 20,050,000 shares of common stock for services.

On August 31, 2022, the Company sold 46,500 shares of Series C Preferred shares to Geneva Roth Remark Holdings Inc.

On November 17, 2022, the Chairman, Richard Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2022, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending June 30, 2022, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year ended June 30, 2022 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Richard Carey	83	Chief Executive Officer, Co Chairman of the Board
Anthony L. Anish	74	Chief Financial officer, Company Secretary, Director
Weverson Correia	49	Chief Executive Officer, Director
Bryan Cappelli	38	Director
Franz Allmayer	33	Vice President Finance, Director
Themis Glatman	64	Treasurer, Director
Fernando Godina	55	Vice President, Board member

Biographical Information and Background of officer and director

Richard Carey –Chairman, and Director

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

Anthony L. Anish Corporate Secretary, and Chief Financial Officer

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

Weverson Correia, Chief Executive Officer, Director

Weverson Correia has over his career expanded international markets for the companies he has worked for using his skills and fluency in Spanish and Portuguese to expand revenue generating business. His strategic initiatives for sales, marketing, and new product launches in Global markets helped develop new business. He consistently exceeds expectations through market analysis, customer/distributor education, negotiating program buy-in, and finding new distribution channels. His extensive experience brings innovative ideas to increase margins, improve productivity, and enhance customer service. He analyzes new product requirements, developing sales forecasts, and pricing structure. He can build, train, and manage high performance teams. Weverson develops long-term relationships with strategic partners to improve market position and expand opportunities. As well as having a BA and MBA in business he is proficient in SAP, MAS 200, Solomon, POS, Salesforce, and MS Office and is fluent in English, Spanish, and Portuguese

Franz Allmayer - Vice President Finance and Director

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

Themis Gladman – Treasurer and Director

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

Fernando Godina – Vice President and Director

Mr. Godina began his career working for Levitz Furniture from 1986 until 1994. He left Levitz to start his first business in automotive Detailing and light repair. After four years, in 1998, he had the opportunity to get back into the furniture business that he knew so well and worked for Ashley Furniture, significantly growing the territory he was given. In one year alone he opened ten new Ashley Homestore locations. in 2001 and 2002 he with partners opened Ashley stores in Hawaii and in Nevada. In 2003 he became a partner in a mortgage company and then joined Pinnacle Financial opening a store with a partner and produced $86 million dollars in new loans in 2005 This led him into the loans and venture capital raising market which he has now been doing for many years. In 2013, he opened a salon business with his wife and in 2016 a Pawn shop as well. Mr. Godina has assisted the company in raising capital.

Bryan Cappelli, Director

Bryan Cappelli has financed, developed and/or acquired more than $3.0 billion of real estate projects in the New York Tri State area and has 18 years of development and capital markets experience. From 2007-2014, Mr. Cappelli served as Chief Operating Officer of the Cappelli Organization overseeing ~$1B of mixed-use developments in Westchester and Fairfield Counties, including The Ritz Carlton Hotel and Condominiums, City Center White Plains, and Trump Parc Residences. From 2014-2020, Mr. Cappelli served as Co-President of Development for Ceruzzi Holdings and was a member of the investment committee. He oversaw the acquisition and development of the Centrale and Hayworth condominium projects and the Lipstick Building, totaling over 1 million square feet and $1B in value. In 2017 Mr. Cappelli founded Blue Line Real Estate Ventures, a dynamic real estate investment vehicle which has served as co-general partner in multiple large scale development and acquisitions across all asset classes in addition to making significant angel investments in various emerging development technologies and operating companies. Mr. Cappelli is currently the CEO of XKCappelli, a division of the Cappelli Organization which is currently developing a $800m mixed use project at 790 7th Avenue in Manhattan, NY. Mr. Cappelli earned a B.S. in Economics and a Minor in Philosophy from Duke University.

Term of Office

Our directors are appointed for a one-year term and hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Director Nominations

As of June 30, 2022, there have not been any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Item 11. Executive Compensation

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	US$	US$	US$	US$	US$	US$	US$	US$

Richard Carey	2022	180,000	0	0	0	0	0	0	180,000
Chairman	2021	155,000	0	0	0	0	0	0	155,000

Anthony L. Anish	2022	120,000	0	550,000	0	0	0	0
CFO and Co. Secretary	2021	90,000	0	0	0	0	0	0	90,000

Weverson Correia	2022	0	0	772,500	0	0	0	0	772,500
CEO	2021	0	0	0	0	0	0	0	0

Themis Glatman	2022	0	0	1,400,000	0	0	0	0	1,400,000
Treasurer	2021	0	0	0	0	0	0	0	0

Franz Allmayer	2022	0	0	0	0	0	0	0	0
Vice President	2021	0	0	0	0	0	0	0	0

Fernando Godina	2022	0	0	39,000	0	0	0	0	39,000
Vice President	2021	0	0	0	0	0	0	0	0

Bryan Cappelli	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2022 or 2021. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2022 or 2021. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2022 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During the fiscal year ended June 30, 2022, we did provide stock compensation for some of our directors for serving as a director. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 18, 2022, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 182,838,028 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Richard Carey	57,265,500	31.32%
Common Stock	Anthony L. Anish	5,000,000	0.027%
Common Stock	Weverson Correia	500,000	0.003%
Common Stock	Franz Allmayer	250,000	0.002%
Common Stock	Themis Gladman	2,000,000	0.011%
Common Stock	Bryan Cappelli	0	0%
Common Stock	Fernando Godina	552,000	0.003%
Common Stock	Total all executive officers and directors (7 persons)	65,567,500	31.366%

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of June 30, 2022, the amount due to a related party was $42,651 as operating expenses of $42,651 were paid by Kok Chee Lee, CEO and Director of the Company during the year ended June 30, 2018, on behalf of the Company. The borrowing is unsecured, non-interest-bearing and due on demand.

On January 1, 2021, the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. All other terms of the new agreements remained the same as previously.

Mr. Carey is using his personal office space at no cost to the Company.

On January 1, 2021, the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. All other terms of the new agreements remained the same as previously.

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal years ended June 30, 2022 and 2021, we incurred $30,000 and $32,560, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

Tax Fees

During the years ended June 30, 2022 and 2021, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended June 30, 2022 and 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Exclusive Option Agreement with Starving Lion, Inc. (2)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to Registration Statement on Form S-1 filed July 29, 2014

(2) Incorporated by reference to Current Report on Form 8-K filed August 17, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Alliance International Corp.

By:	/s/ Richard Carey
Richard Carey
Chairman

Date	November 22, 2022

By:	/s/ Anthony L. Anish
Anthony L. Anish
Chief Financial Officer

Date	November 22, 2022

By:	/s/ Weverson Correia
Weverson Correia
CEO/Director

Date	November 22, 2021

By:	/s/ Themis Glatman
Themis Glatman
Treasurer/Director

Date November 22, 2022

