Form 10-Q
period 2022-09-30
Star Alliance International Corp.
filed 2022-12-02
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 182,838,028 shares of common stock par value $0.001, were outstanding as at as of November 29, 2022.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2022	June 30, 2022
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$6,924	$71,724
Prepaids and other assets	530,638	547,350
Prepaid stock for services	732,813	1,813,854
Total current assets	1,270,375	2,432,928

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$1,777,907	$2,940,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$54,927	$52,760
Accrued expenses	46,509	25,961
Accrued expenses–related party	15,316	–
Accrued compensation	245,116	212,428
Notes payable	113,335	119,215
Convertible notes payable, net of discount of $76,666 and $191,248, respectively	438,334	323,752
Derivative liability	927,436	689,231
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	1,915,624	1,497,998

Total Liabilities	1,915,624	1,497,998

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 254,000 and 207,500 shares issued and outstanding, respectively	255	208
Common stock, $0.001 par value, 500,000,000 shares authorized, 182,838,028 and 162,788,028 shares issued and outstanding, respectively	182,838	162,788
Additional paid-in capital	22,167,636	16,384,983
Common stock to be issued	–	–
Stock subscription receivable	(56,250)	(50,000)
Accumulated deficit	(22,435,079)	(15,058,400)
Total stockholders’ equity (deficit)	(137,717)	1,442,462)

Total liabilities and stockholders’ deficit	$1,777,907	$2,940,460

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021
Operating expenses:
General and administrative	$568,444	$9,062
General and administrative – related party	–	1,500
Professional fees	–	2,000
Consulting	579,375	–
Director compensation	4,410,000	30,000
Officer compensation	1,445,000	45,000

Total operating expenses	7,002,819	87,562

Loss from operations	(7,002,819)	(87,562)

Other expense:
Interest expense	(135,655)	(882)
Change in fair value of derivative	(238,205)	–
Total other expense	(373,860)	(882)

Loss before provision for income taxes	(7,376,679)	(88,444)

Provision for income taxes	–	–

Net loss	$(7,376,679)	$(88,444)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)
Weighted average common shares outstanding – basic and diluted	170,041,289	134,134,403

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2020	1,000,000	$1,000	1,833,000	$1,883	207,500	$208	162,788,028	$162,788	$16,384,983	$(50,000	$(15,058,400)	$1,442,462)
Preferred stock sold for cash	–	–	–	–	46,500	47	–	–	46,453	–	–	46,500
Stock sold for cash	–	–	–	–	–	–	50,000	50	6,200	(6,250)	–	–
Stock issued for services – related party	–	–	–	–	–	–	20,000,000	20,000	5,730,000	–	–	5,750,000
Net loss	–	–	–	–	–	–	–	–	–	–	(7,376,679)	(7,376,679)
Balance, September 30, 2022	1,000,000	$1,000	1,833,000	$1,883	254,000	$255	182,838,028	$182,838	$22,167,636	$(56,250)	$(22,435,079)	$(137,717)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock issued for services	–	–	–	–	4,444	4	19,996	–	–	–	20,000
Stock sold for cash	–	–	–	–	10,790,000	10,790	574,210	(35,000)	(550,000)	–	–
Net loss	–	–	–	–	–	–	–	–	–	(88,444)	(88,444)
Balance, September 30, 2021	1,000,000	$1,000	1,833,000	$1,883	135,114,028	$135,114	$3,387,815	$6,633	$(570,000)	$(3,261,235)	$(298,790)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,376,679)	$(88,444)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	1,081,041	3,334
Common stock issued for services - related party	5,750,000	–
Change in fair value of derivative	238,205	–
Debt discount amortization	114,583	–
Changes in assets and liabilities:
Prepaids and other assets	16,712	–
Accounts payable	2,167	2,308
Accrued expenses	20,548	3,882
Accrued expenses – related party	15,316	–
Accrued compensation	32,688	72,131
Net cash used in operating activities	(105,419)	(6,789)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock	46,500	–
Payment on notes payable	(5,881)	–
Net cash provided by financing activities	40,619	–

Net change in cash	(64,800)	(6,789)
Cash at the beginning of period	71,724	6,789
Cash at the end of period	$6,924	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Common stock issued for prepaid services	$–	$16,666

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended June 30, 2022, have been omitted.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022:

At September 30, 2022
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$927,436
Total	$–	$–	$927,436

At June 30, 2022
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$689,231
Total	$–	$–	$689,231

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $22,435,079 as of September 30, 2022. For the three months ended September 30, 2022, the Company had a net loss of $7,376,679, which did include $6,132,787 of non-cash expense incurred for the issuance of common stock for services and derivatives associated with convertible debt. We used $105,419 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITIONS

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2021, the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. As of September 30, 2022, the Company has accrued compensation due to Mr. Carey of $78,688 and Mr. Anish of $106,428. As of June 30, 2022, the Company has accrued compensation due to Mr. Carey of $52,600 and Mr. Anish of $99,828. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

On August 15, 2022, the Company issued 5,000,000 shares of common stock Fernando Godina, Director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On August 15, 2022, the Company issued 5,000,000 shares of common stock Bryan Cappelli, Director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

 On August 15, 2022, the Company issued 5,000,000 shares of common stock to Weverson Correia, CEO and Director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Anthony Anish, CFO and director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

NOTE 6 – NOTES PAYABLE

As of September 30, 2022 and June 30, 2022, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of September 30, 2022 and June 30, 2022, there is $6,962 and $6,562, respectively, of accrued interest due on the note. The note is past due and in default.

As of September 30, 2022 and June 30, 2022, the Company owes various other individuals and entities $113,335 and $119,215, respectively. All the loans are non-interest bearing and due on demand.

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

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	552,517
Derivative loss due to mark to market adjustment	136,714
Balance at June 30, 2022	689,231
Increase to derivative due to new issuances	–
Derivative loss due to mark to market adjustment	238,205
Balance at September 30, 2022	$927,436

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022, is as follows:

Inputs	September 30, 2022	Initial Valuation
Stock price	$.08	$.24 - .42
Conversion price	$.03 - .039	$.03 - .2995
Volatility (annual)	158.56% - 244.52%	256.36% - 381.28%
Risk-free rate	2.79 – 3.92%	0.59% - 2.29%
Dividend rate	–	–
Years to maturity	0 - .69	.34 - 1

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

During the quarter ended June 30, 2022, the Company sold 207,500 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $207,500.

During the quarter ended September 30, 2022, the Company sold 46,500 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $46,500.

NOTE 9 – COMMON STOCK

During the three months ended September 30, 2022, the Company sold 50,000 shares of common stock for total cash proceeds of $6,250. The funds have not been received as of September 30, 2022.

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

This acquisition become effective in January 2022. The Company has issued to date 250,000 shares of Common stock and paid $75,000 towards the purchase price.

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

On May 23, 2022, a binding letter of intent was signed for the acquisition of 75% of Magma International Inc. (“MII”). This acquisition for stock and cash will result in MII owning the Intellectual property, Building, equipment and significant inventory as well as the know how to produce Barotex. Mr. Lilo Benzicron, the original inventor of this product, will join Barotex as CEO and will be driving the innovation of new products for MII. This transaction is expected to close early 2023.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the unaudited financial statements were issued and has determined that no material subsequent events exist other than the following.

On November 17, 2022, the Chairman, Richard Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company.

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

Current officers and directors are as follows:

Richard Carey	Chairman, Board Member (resigned as CEO on January 24, 2022)
Weverson Correia	Appointed CEO on January 24, 2022, Board member
Anthony Anish	Company Secretary, CFO, Board Member
Themis Glatman	Treasurer, Asst., Company Secretary, Board Member
Franz Allmayer	Vice President Finance, Board Member
Fernando Godina Bryan Cappelli	Vice President, Board Member Board Member

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

Results of Operations for the Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Operating expenses

General and administrative expenses (“G&A”) were $568,444 for the three months ended September 30, 2022, compared to $10,562 for the three months ended September 30, 2021, an increase of $560,882.

Professional fees were $0 for the three months ended September 30, 2022, compared to $2,000 for the three months ended September 30, 2021, a decrease of $2,000. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to the fact that professional fees were not incurred during this period.

Consulting fees were $579,375 for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021.

Director compensation was $4,410,000 and $30,000 for the three months ended September 30, 2022 and 2021, respectively. In the current period we recognized $4,410,000 of non- cash compensation to four Directors.

Officer compensation was $1,445,000 and $45,000 for the three months ended September 30, 2022 and 2021, respectively. In the current period we recognized $1,370,000 of non- cash officer compensation for our officers.

Other income (expense)

Interest Expense was $135,655 and $882 for the three months ended September 30, 2022 and 2021, respectively. The increase in interest is due to accrued interest on loans obtained by the Company and to the debt discount on convertible notes.

Net Loss

Net loss for the three months ended September 30, 2022 was $7,376,679 compared to $88,444 for the three months ended September 30, 2021. The large increase in our net loss is primarily due to non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $22,435,079. For the three months ended September 30, 2022 the Company had a net loss of $7,376,679 which includes $6,132,787 of non-cash expenses.. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $105,419 during the three months ended September 30, 2022, compared to $6,789 in the three months ended September 30, 2021.

Net cash provided by financing activities was $40,619 and $0 for the three months ended September 30, 2022 and 2021, respectively. In the current period we received $46,500 from the sale of common stock. We paid $5,881 reducing notes payable to $113,335.

Over the next twelve months, we expect our principal source of liquidity will be raised from the sale of stock.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 2, 2022	By:	/s/ Richard Carey
Richard Carey
Chairman

	By:	/s/ Anthony L. Anish
Date: December 2, 2022		Anthony L. Anish
Chief Financial Officer

