Form 10-Q
period 2022-12-31
Star Alliance International Corp.
filed 2023-02-14
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 200,298,595 shares of common stock par value $0.001, were outstanding as at as of December 31, 2022.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2022	June 30, 2022
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,088	$71,724
Prepaids and other assets	400,000	547,350
Prepaid stock for services	–	1,813,854
Total current assets	402,088	2,432,928

Property and equipment	1,650,000	450,000
Intangible assets	15,250,000	–
Mining claims	57,532	57,532
Total other assets	16,957,532	507,532

Total Assets	$17,359,620	$2,940,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$65,171	$52,760
Accrued expenses	54,425	25,961
Accrued expenses–related party	6,991	–
Loan payable – related party	42,000	–
Accrued compensation	309,777	212,428
Notes payable	5,791,190	119,215
Convertible notes payable, net of discount of $31,249 and $191,248, respectively	443,751	323,752
Derivative liability	1,085,990	689,231
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	7,873,946	1,497,998

Total Liabilities	7,873,946	1,497,998

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 158,000 and 207,500 shares issued and outstanding, respectively	159	208
Common stock, $0.001 par value, 500,000,000 shares authorized, 191,849,360 and 162,788,028 shares issued and outstanding, respectively	191,849	162,788
Additional paid-in capital	23,314,844	16,384,983
Series D preferred stock to be issued	10,650,000	–
Stock subscription receivable	(56,250)	(50,000)
Accumulated deficit	(24,617,811)	(15,058,400)
Total stockholders’ equity (deficit)	9,485,674	1,442,462

Total liabilities and stockholders’ deficit	$17,359,620	$2,940,460

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$310,158	$1,039,338	$878,602	$1,048,400
General and administrative – related party	–	1,500	–	3,000
Professional fees	67,000	11,020	67,000	13,020
Consulting	514,718	188,362	1,094,093	188,362
Director compensation	197,400	30,000	4,607,400	60,000
Officer compensation	45,000	45,000	1,490,000	90,000

Total operating expenses	1,134,276	1,315,220	8,137,095	1,402,782

Loss from operations	(1,134,276)	(1,315,220)	(8,137,095)	(1,402,782)

Other expense
Interest expense	(67,855)	(1,182)	(203,510)	(2,064)
Loss on conversion of preferred stock	(758,124)	–	(758,124)	–
Change in fair value of derivative	(222,477)	–	(460,682)	–
Total other expense	(1,048,456)	(1,182)	(1,422,316)	(2,064)

Loss before provision for income taxes	(2,182,732)	(1,316,402)	(9,559,411)	(1,404,846)

Provision for income taxes	–	–	–	–

Net loss	$(2,182,732)	$(1,316,402)	$(9,559,411)	$(1,404,846)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)
Weighted average common shares outstanding – basic and diluted	186,600,326	112,193,103	177,936,989	135,573,180

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Stock Subscription	Preferred Stock To Be	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Issued	Deficit	Total
Balance, June 30, 2022	1,000,000	$1,000	1,833,000	$1,883	207,500	$208	162,788,028	$162,788	$16,384,983	$(50,000)	$–	$(15,058,400)	$1,442,462
Preferred stock sold for cash	–	–	–	–	46,500	47	–	–	46,453	–	–	–	46,500
Stock sold for cash	–	–	–	–	–	–	50,000	50	6,200	(6,250)	–	–	–
Stock issued for services – related party	–	–	–	–	–	–	20,000,000	20,000	5,730,000	–	–	–	5,750,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(7,376,679)	(7,376,679)
Balance, September 30, 2022	1,000,000	1,000	1,833,000	$1,883	254,000	255	182,838,028	182,838	22,167,636	(56,250)	–	(22,435,079)	(137,717)
Preferred stock sold for cash	–	–	–	–	57,750	58	–	–	50,692	–	–	–	50,750
Preferred stock converted to common stock	–	–	–	–	(153,750)	(154)	4,447,871	4,448	762,251	–	–	–	766,545
Stock issued for conversion of debt	–	–	–	–	–	–	1,538,461	1,538	102,385	–	–	–	103,923
Stock issued for services – related party	–	–	–	–	–	–	1,000,000	1,000	164,000	–	–	–	165,000
Stock issued for services	–	–	–	–	–	–	2,025,000	2,025	67,880	–	–	–	69,905
Preferred stock issued for asset acquisitions	–	–	–	–	–	–	–	–		–	10,650,000	–	10,650,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(2,182,732)	(2,182,732)
Balance, December 31, 2022	1,000,000	$1,000	1,833,000	$1,883	158,000	$159	191,849,360	$191,849	$23,314,844	$(56,250)	$10,650,000	$(24,617,811)	$9,485,674

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock issued for services	–	–	–	–	4,444	4	19,996	–	–	–	20,000
Stock sold for cash	–	–	–	–	10,790,000	10,790	574,210	(35,000)	(550,000)	–	–
Net loss	–	–	–	–	–	–	–	–	–	(88,444)	(88,444)
Balance, September 30, 2021	1,000,000	1,000	1,833,000	1,883	135,114,028	135,114	3,387,815	6,633	(570,000)	(3,261,235)	(298,790)
Stock sold for cash	–	–	–	–	300,000	300	29,700	19,000	(10,000)	–	39,000
Cash not collectible	–	–	–	–	–	–	(520,000)	–	520,000	–	–
Stock issued for services	–	–	–	–	2,562,000	2,562	3,951,738	2,000,000	–	–	5,954,300
Net loss	–	–	–	–	–	–	–	–	–	(1,316,402)	(1,316,402)
Balance, December 31, 2021	1,000,000	$1,000	1,833,000	$1,883	137,976,029	$137,976	$6,849,253	$2,025,633	$(60,000)	$(4,577,637)	$4,378,108

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,559,411)	$(1,404,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	1,813,853	–
Common stock issued for services - related party	5,915,000	–
Common stock issued for services	69,905	1,219,196
Change in fair value of derivative	460,682	–
Debt discount amortization	159,999	–
Loss on conversion of preferred stock	758,124	–
Changes in assets and liabilities:
Prepaids and other assets	47,350	–
Accounts payable	12,411	5,370
Accrued expenses	36,886	7,964
Accrued expenses – related party	6,991	–
Accrued compensation	97,349	132,270
Net cash used in operating activities	(180,861)	(40,046)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	42,000	24,550
Proceeds from the sale of common stock	–	39,000
Proceeds from the sale of preferred stock	97,250	–
Payment on notes payable	(28,025)	(20,000)
Net cash provided by financing activities	111,225	43,550

Net change in cash	(69,636)	3,504
Cash at the beginning of period	71,724	6,789
Cash at the end of period	$2,088	$10,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Common stock issued for prepaid services	$–	$4,755,104
Series D preferred stock issued for asset acquisitions	$10,650,000	$–

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada, for the purpose of acquiring and developing gold mining as well as certain other mining properties worldwide and environmentally safe technologies both in mining and other business areas.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022:

At December 31, 2022
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,085,990
Total	$–	$–	$1,085,990

At June 30, 2022
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$689,231
Total	$–	$–	$689,231

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $24,617,811 as of December 31, 2022. For the six months ended December 31, 2022, the Company had a net loss of $9,559,411, which did include $9,177,563 of non-cash expense incurred for the issuance of common stock for services, loss on conversion of preferred stock and derivatives associated with convertible debt. We used $180,861 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

On May 23, 2022, a binding letter of intent was signed for the acquisition of 75% of Magma International Inc. (“MII”). This acquisition for stock and cash will result in MII owning the Intellectual property, Building, equipment and significant inventory as well as the know how to produce Barotex. Mr. Lilo Benzicron the original inventor of this product will join MII as CEO and will be driving the innovation of new products for MII.

On December 17, 2022, Star has completed the purchase of the Barotex™ patent, trade mark, equipment and inventory. The operations will be run through a new subsidiary Magma International, Inc. Star has an option to purchase the 76,000 square foot building, that is the Barotex manufacturing plant. The patent is for a fiber known as “Barotex”. Barotex is manufactured from igneous rock, is seven times stronger than steel and stronger than wood, aluminum, fiber glass, carbon fiber and Kevlar. It weighs 50% less than fiber glass and is impervious to chemicals and seawater and does not rust. It can be used in multiple industries including building materials replacing steel beams, rebar, metal mesh drywall and wood joists. It offers more protection on armored vehicles, flak jackets etc. than more traditional materials like steel, Kevlar and other materials. Our fibers reduce pollution when replacing steel, aluminum, fiberglass, Kevlar and carbon fiber while saving rainforests when used in place of wood. Our fibers do not burn and will melt (like wax) at temperatures 1200 Fahrenheit and above. It will not burn.

The purchase price for the Patents, trade mark and know how is $10 million. The purchase was made up of the following:

$100,000 already paid

$50,000 to be paid by January 30, 2023

$4,850,000 to be paid in annual payments. $500,000 to be paid by June 30, 2023 and $750,000 thereafter due by June 30 in each year ended June 30 with the final payment of $600,000 due by June 30, 2029.

7,500,000 of Series D preferred stock that converts to four (4) shares of common stock of the Company issued to the Mepe Trust.

250,000 Series D preferred stock that converts to four (4) shares of common stock of the Company issued to Klara Benzicron

2,500,000 Series D preferred shares that convert to four ($) shares of common stock issued to Lilo Benzicron.

Twenty five percent (25%) of the issued share capital of Magma International, Inc.

In addition, Lilo Benzicron will receive a royalty on sales annually of 2% of gross sales up to $50 million, 1.5% of the next $50 million gross sales and 1% thereafter.

The purchase price for the equipment and inventory was $1.2 million. The purchase was made up as follows:

$50,000 no later than January 15, 2023. This amount has not been paid as yet.

$350,000 no later than March 20, 2023

$400,000 due and payable no later than December 17, 2023.

1,500,000 shares of common stock to be issued as security for the $350,000 payment. If Star makes the payment timely, these shares will be returned to treasury.

250,000 shares of series D preferred shares that convert to four (4) shares of common stock.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net, consist of the following:

December 31, 2022
Intellectual Property	$15,250,000

Once operations utilizing the intellectual property have begun, the Company will begin amortization of the asset. The Company has recorded the full value of the acquisition as intangible assets. The Company is currently assessing if any further breakdown of assets is necessary.

NOTE 6 – PROPERTY AND EQUIPMENT

Long lived assets, including property and equipment assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31 2022	June 30, 2022
Mine Assets	$450,000	$450,000
Property & Equipment: Barotex Equipment	1,200,000	–
Total	$1,650,000	$450,000

Once operations utilizing the property and equipment have begun, the Company will begin depreciation of the assets.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 1, 2021, the employment agreements for Richard Carey and Anthony Anish were updated to include salaries of $180,000 and $120,000 per annum respectively. As of December 31, 2022, the Company has accrued compensation due to Mr. Carey of $113,349 and Mr. Anish of $136,428. As of June 30, 2022, the Company has accrued compensation due to Mr. Carey of $52,600 and Mr. Anish of $99,828. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

Mr. Carey is using his personal office space at no cost to the Company.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Fernando Godina, a Director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Bryan Cappelli, Director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

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

On November 17, 2022, Our Chairman, Mr. Carey sold 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan to the Company is non-interest bearing and due on demand.

On December 5, 2022, the Company issued 1,000,000 shares of common stock to Themis Glatman, Director, for services. The shares were valued at $0.165 per share, the closing stock price on the date of grant, for total non-cash expense of $165,000.

NOTE 8 – NOTES PAYABLE

As of December 31, 2022 and June 30, 2022, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of December 31, 2022 and June 30, 2022, there is $7,362 and $6,562, respectively, of accrued interest due on the note. The note is past due and in default.

As of December 31, 2022 and June 30, 2022, the Company owes various other individuals and entities $98,690 and $119,215, respectively. All the loans are non-interest bearing and due on demand.

NOTE 9 - CONVERTIBLE NOTES

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

On June 8, 2022, the Company executed a 10% convertible promissory note with Fast Capital LLC (“Fast Capital”). The note is convertible at a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days up to the date on which lender elects to convert all or part of the Note.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	552,517
Derivative loss due to mark to market adjustment	136,714
Balance at June 30, 2022	689,231
Decrease to derivative due to conversion	(63,923)
Derivative loss due to mark to market adjustment	460,682
Balance at December 31, 2022	$1,085,990

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022, is as follows:

Inputs	December 31, 2022	Initial Valuation
Stock price	$.041	$.24 - .42
Conversion price	$.014 - .019	$.03 - .2995
Volatility (annual)	139.62% - 212.41%	256.36% - 381.28%
Risk-free rate	4.42% – 4.69%	0.59% - 2.29%
Dividend rate	–	–
Years to maturity	0 - .44	.34 - 1

NOTE 10 – PREFERRED STOCK

Of the 25,000,000 shares of the Company's authorized Preferred Stock, $0.001 (Series A and B) and $1.00 (Series C) par value per share, 1,000,000 are designated Series A preferred stock, 1,900,000 shares are designated as Series B Preferred Stock and 1,000,000 shares are designated Series C preferred stock.

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

Series C Preferred Stock

On March 30, 2022, the Company created and designated 1,000,000 shares of Series C Preferred Stock (“Series C”) with a stated value of $1.00. The Series C has an annual cumulative dividend of 8% and has no voting rights. The Series C is convertible into shares of common stock at 65% of the lowest trading price for the ten days prior to the conversion date.

During the six months ended December 31, 2022, the Company sold 104,250 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $104,250.

During the six months ended December 31, 2022, Geneva Roth converted 153,750 shares of Series C preferred stock into 4,447,781 shares of common stock. The Company recognized a loss on conversion of $758,124.

NOTE 11 – COMMON STOCK

During the six months ended December 31, 2022, the Company sold 50,000 shares of common stock for total cash proceeds of $6,250. The funds have not been received as of December 31, 2022.

During the six months ended December 31, 2022, Fast Capital converted $40,000 of its note payable into 1,538,461 shares of common stock.

Refer to Note 5 for shares issued to related parties.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the unaudited financial statements were issued and has determined that no material subsequent events exist other than the following.

1. On January 3, 2023, the Company sold 57,750 shares of Series C Preferred shares to Geneva Roth Remark Holdings Inc.

2. On January 17, 2023, the Company sold 56,950 shares of Series C Preferred shares to Geneva Roth Remark Holdings Inc.

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

Star is an innovative Company founded for the pursuit of precious metals mining, employing our highly specialized, environmentally safe and patented technologies for the extraction of Gold, silver and other metals including lithium and rare earth elements with an additional focus on biodegradable technologies that will dramatically improve many everyday applications.

Star acquired the Troy Mine on August 13, 2019. This purchase includes 78 mining claims, and the equipment located at the mine head. The reserves have been estimated at 2 million ounces by Robert Garcia a qualified geologist who prepared his report for the US government. Star is currently working with the Forestry Service and BLM to finalize the permits to reopen the mine. We expect to restart mining operations utilizing the Genesis process in 2023.

The Company’s business focus will be the pursuit of mining and mining technology businesses. The Company acquired the assets of Troy Mining Corporation, its first mining assets, on August 13, 2019 and paid the remaining debtdue on this transaction in 2022.

In January 2022, Star completed the acquisition of 51% of Compania Minera Metalurgica Centro Americana S.A. (“Commsa”) which owns 5 gold mines in Honduras.

In December 2022, Star completed the acquisition of the patent, trade mark, equipment and inventory assets of Barotex. Magma International Inc. will be the company that holds all these assets and will be a subsidiary of Star alliance International Corp. with 75% ownership.

Results of Operations for the Three Months Ended December 31, 2022 as Compared to the Three Months Ended December 31, 2021

Operating expenses

General and administrative expenses (“G&A”) were $310,158 for the three months ended December 31, 2022, compared to $1,040,838 for the three months ended December 31, 2021, a reduction of $730,680. In the current period we recognized $165,000 of non-cash expense for stock issued for mine development services.

Professional fees were $67,000 for the three months ended December 31, 2022, compared to $11,020 for the three months ended December 31, 2021, an increase of $55,980. Professional fees consist mainly of legal, accounting and audit expense. The increase in the current period is due to an increase in legal and audit fees during the period

Consulting fees were $514,718 for the three months ended December 31, 2022, compared to $188,362 for the three months ended December 31, 2021.

Director compensation was $197,400 and $30,000 for the three months ended December 31, 2022 and 2021, respectively. Monthly compensation to our director was increased in January 2021.

Officer compensation for our CEO was $45,000 and $45,000 for the three months ended December 31, 2022 and 2021, respectively. Monthly compensation to our CEO was increased in January 2021.

Other income (expense)

For the three months ended December 31, 2022 and 2021, we had interest expense of $67,855 and $1,182, respectively.

Net Loss

Net loss for the three months ended December 31, 2022 was $2,182,732 compared to $1,136,402 for the three months ended December 31, 2021. The large increase in our net loss is due to non-cash stock compensation expense.

Results of Operations for the Six Months Ended December 31, 2022 as Compared to the Six Months Ended December 31, 2021

Operating expenses

General and administrative expenses (“G&A”) were $878,602 for the six months ended December 31, 2022, compared to $1,051,400 for the six months ended December 31, 2021, a reduction of $172,798. In the current period we recognized $9,177,563 of non-cash expense for services, loss on conversion of preferred stock and derivatives associated with convertible debt.

Professional fees were $67,000 for the six months ended December 31, 2022, compared to $28,190 for the six months ended December 31, 2021, an increase of $53,980. Professional fees consist mainly of legal, accounting and audit expense. The increase in the current period is due to an increase in audit and legal fees.

Consulting fees were $1,094,093 for the six months ended December 31, 2022, compared to $188,362 for the six months ended December 31, 2021. In the prior period we issued shares of common stock for $188,362 that related to non-cash consulting expense.

Director compensation was $4,607,400 and $60,000 for the six months ended December 31, 2022 and 2021, respectively.

Officer compensation for our CEO was $1,490,000 and $90,000 for the six months ended December 31, 2022 and 2021, respectively.

Other income (expense)

For the six months ended December 31, 2022 and 2021, we had interest expense of $203,510 and $2,064, respectively.

Net Loss

Net loss for the six months ended December 31, 2022 was $9,559,411 compared to $1,404,846 for the six months ended December 31, 2021. The large increase in our net loss is due to non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $24,617,811 as of December 31, 2022. For the six months ended December 31, 2022, the Company had a net loss of $9,559,411, which did include $9,177,563 of non-cash expense incurred for the issuance of common stock for services, loss on conversion of preferred stock and derivatives associated with convertible debt. We used $180,861 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $180,861 during the three months ended December 31, 2022, compared to $40,046 in the three months ended December 31, 2021. We had a loss on conversion of preferred stock in the amount of $758,124.

Net cash provided by financing activities was $111.225 and $43,550 for the three months ended December 31, 2022 and 2021, respectively. In the current period we received $97,250 from the sale of preferred stock. We paid $5,881 reducing notes payable to $113,335.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three and six months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2023	By:	/s/ Richard Carey
Richard Carey
Chairman

	By:	/s/ Anthony L. Anish
Date: February 14, 2023		Anthony L. Anish
Chief Financial Officer

