Form 10-Q
period 2023-03-31
Star Alliance International Corp.
filed 2023-05-22
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

833-443-7827

(Registrant’s telephone number)

___________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 209,959,543 shares of common stock par value $0.001, were outstanding as of May 18, 2023.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$3,607	$71,724
Prepaids and other assets	507,500	547,350
Prepaid stock for services	–	1,813,854
Total current assets	511,107	2,432,928

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$1,018,639	$2,940,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,037	$52,760
Accrued expenses	73,485	25,961
Accrued expenses–related party	8,043	–
Loan payable – related party	42,000	–
Accrued compensation	298,637	212,428
Notes payable	91,312	119,215
Convertible notes payable, net of discount of $81,753 and $191,248, respectively	401,803	323,752
Derivative liability	943,821	689,231
Note payable – former related party	32,000	32,000
Due to former related party	42,651	42,651
Total current liabilities	1,994,789	1,497,998

Total Liabilities	1,994,789	1,497,998

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized:	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 221,700 and 207,500 shares issued and outstanding, respectively	223	208
Common stock, $0.001 par value, 500,000,000 shares authorized, 209,519,429 and 162,788,028 shares issued and outstanding, respectively	209,520	162,788
Additional paid-in capital	23,869,294	16,384,983
Stock subscription receivable	(56,250)	(50,000)
Accumulated deficit	(25,001,820)	(15,058,400)
Total stockholders’ equity (deficit)	(976,150)	1,442,462

Total liabilities and stockholders’ deficit	$1,018,639	$2,940,460

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$80,556	$189,558	$959,158	$1,237,958
General and administrative – related party	–	10,000	–	13,000
Mine development	–	788,500	–	788,500
Professional fees	22,130	93,500	89,130	106,520
Consulting	16,500	3,827,475	1,110,593	4,015,837
Director compensation	60,000	1,469,000	3,207,400	1,529,000
Officer compensation	45,000	817,500	2,995,000	907,500

Total operating expenses	224,186	7,195,533	8,361,281	8,598,315

Loss from operations	(224,186)	(7,195,533)	(8,361,281)	(8,598,315)

Other expense:
Interest expense	(56,151)	(6,780)	(259,661)	(8,844)
Loss on conversion of preferred stock	(152,985)	–	(911,109)	–
Loss on conversion of debt	(97,249)	(343,120)	(97,249)	(343,120)
Change in fair value of derivative	146,562	(470,635)	(314,120)	(470,635)
Total other expense	(159,823)	(820,535)	(1,582,139)	(822,599)

Loss before provision for income taxes	(384,009)	(8,016,068)	(9,943,420)	(9,420,914)

Provision for income taxes	–	–	–	–

Net loss	$(384,009)	$(8,016,068	$(9,943,420)	$(9,420,914)

Net loss per common share - basic and diluted	$(0.00)	$(0.05)	$(0.05)	$(0.07)
Weighted average common shares outstanding – basic and diluted	201,814,961	152,311,461	186,334,124	140,588,063

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2022	1,000,000	$1,000	1,833,000	$1,883	207,500	$208
Preferred stock sold for cash	—	—	—	—	46,500	47
Stock sold for cash	—	—	—	—	—	—
Stock issued for services – related party	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance, September 30, 2022	1,000,000	1,000	1,833,000	1,883	254,000	255
Preferred stock sold for cash	—	—	—	—	57,750	58
Preferred stock converted to common stock	—	—	—	—	(153,750)	(154)
Stock issued for conversion of debt	—	—	—	—	—	—
Stock issued for services – related party	—	—	—	—	—	—
Stock issued for services	—	—	—	—	—	—
Preferred stock issued for asset acquisitions	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance, December 31, 2022	1,000,000	1,000	1,833,000	1,883	158,000	159
Preferred stock sold for cash	—	—	—	—	163,950	164
Preferred stock converted to common stock	—	—	—	—	(100,250)	(100)
Stock issued for conversion of debt	—	—	—	—	—	—
Stock issued for services	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance, March 31, 2023	1,000,000	$1,000	1,833,000	$1,883	221,700	$223

	Common Stock		Additional Paid-in		Stock Subscription	Accumulated
	Shares	Amount	Capital		Receivable	Deficit	Total
Balance, June 30, 2022	162,788,028	$162,788	$16,384,983	–	$(50,000)	$(15,058,400)	$1,442,462)
Preferred stock sold for cash	–	–	46,453		–	–	46,500
Stock sold for cash	50,000	50	6,200		(6,250)	–	–
Stock issued for services – related party	20,000,000	20,000	5,730,000		–	–	5,750,000
Net loss	–	–	–	–	–	(7,376,679)	(7,376,679)
Balance, September 30, 2022	182,838,028	182,838	22,167,636	–	(56,250)	(22,435,079)	(137,717)
Preferred stock sold for cash	–	–	50,692		–	–	50,750
Preferred stock converted to common stock	4,447,871	4,448	762,251		–	–	766,545
Stock issued for conversion of debt	1,538,461	1,538	102,385		–	–	103,923
Stock issued for services – related party	1,000,000	1,000	164,000		–	–	165,000
Stock issued for services	2,025,000	2,025	67,880		–	–	69,905
Preferred stock issued for asset acquisitions	–	–			–	–	400,000
Net loss	–	–	–	–	–	(2,182,732)	(2,182,732)
Balance, December 31, 2022	191,849,360	191,849	23,314,844	–	(56,250)	(24,617,811)	(764,326)
Preferred stock sold for cash	–	–	163,786		–	–	163,950
Preferred stock converted to common stock	9,157,912	9,159	143,927		–	–	152,986
Stock issued for conversion of debt	7,512,157	7,512	221,020		–	–	228,532
Stock issued for services	1,000,000	1,000	15,000		–	–	16,000
Warrants issued	–	–	24,092		–	–	24,092
Preferred dividends	–	–	(13,375)		–	–	(13,375)
Net loss	–	–	–	–	–	(384,009)	(384,009)
Balance, March 31, 2023	209,519,429	$209,520	$23,869,294	–	$(56,250)	$(25,001,820)	$(976,150)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B				Common Stock
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	–	-	124,319,584	$124,320
Stock issued for services	–	–	–	–			4,444	4
Stock sold for cash	–	–	–	–			10,790,000	10,790
Net loss	–	–	–	–		–	–	–
Balance, September 30, 2021	1,000,000	1,000	1,833,000	1,883	–	-	135,114,028	135,114
Stock sold for cash	–	–	–	–			300,000	300
Cash not collectible	–	–	–	–			–	–
Stock issued for services	–	–	–	–			2,562,000	2,562
Net loss	–	–	–	–		–	–	–
Balance, December 31, 2021	1,000,000	1,000	1,833,000	1,883	–	-	137,976,029	137,976
Stock sold for cash	–	–	–	–			10,565,000	10,565
Stock issued for services	–	–	–	–			8,100,000	8,100
Stock issued for debt	–	–	–	–			672,000	672
Stock issued for investment	–	–	–	–			200,000	200
Net loss	–	–	–	–		–	–	–
Balance, March 31, 2022	1,000,000	$1,000	1,833,000	$1,883	–	-	157,513,029	$157,513

	Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock issued for services	19,996	—	—	—	20,000
Stock sold for cash	574,210	(35,000)	(550,000)	—	—
Net loss	—	—	—	(88,444)	(88,444)
Balance, September 30, 2021	3,387,815	6,633	(570,000)	(3,261,235)	(298,790)
Stock sold for cash	29,700	19,000	(10,000)	—	39,000
Cash not collectible	(520,000)	—	520,000	—	—
Stock issued for services	3,951,738	2,000,000	—	—	5,954,300
Net loss	—	—	—	(1,316,402)	(1,316,402)
Balance, December 31, 2021	6,849,253	2,025,633	(60,000)	(4,577,637)	4,378,108
Stock sold for cash	1,150,435	(22,633)	(100,000)	—	1,038,367
Stock issued for services	6,414,600	(2,003,000)	—	—	4,419,700
Stock issued for debt	394,628	—	—	—	395,300
Stock issued for investment	299,800	—	—	—	300,000
Net loss	—	—	—	(8,016,068)	(8,016,068)
Balance, March 31, 2022	$15,108,716	$—	$(160,000)	$(12,593,705)	$2,515,407

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,943,420)	$(9,420,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	1,813,853	–
Common stock issued for services - related party	5,915,000	–
Common stock issued for services	85,905	7,495,770
Change in fair value of derivative	314,120	470,635
Debt discount amortization	208,050	5,698
Loss on conversion of debt	97,249	343,120
Loss on conversion of preferred stock	911,109	–
Changes in assets and liabilities:
Prepaids and other assets	39,850	(364,061)
Accounts payable	8,277	(6,795)
Accrued expenses	49,985	13,640
Accrued expenses – related party	8,043	–
Accrued compensation	86,209	38,036
Net cash used in operating activities	(405,769)	(1,424,871)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	42,000	6,344
Proceeds from the sale of common stock	–	1,084,000
Proceeds from convertible notes payable	77,355	400,000
Repayment of convertible note payable	(15,000)	–
Proceeds from the sale of preferred stock	261,200	–
Proceeds from notes payable	–	118,971
Payment on notes payable	(27,903)	(20,000)
Net cash provided by financing activities	337,652	1,589,315

Net change in cash	(68,117)	164,444
Cash at the beginning of period	71,724	6,789
Cash at the end of period	$3,607	$171,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Common stock issued for prepaid services	$1,813,854	$4,755,104
Common stock issued for investment	$–	$300,000
Common stock issued for conversion of debt	$–	$395,300

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023:

At March 31, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$943,821
Total	$–	$–	$943,821

At June 30, 2022
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$689,231
Total	$–	$–	$689,231

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $25,001,820 as of March 31, 2023. For the nine months ended March 31, 2023, the Company had a net loss of $9,943,420, which did include $9,345,287 of non-cash expense incurred for the issuance of common stock for services, loss on conversion of preferred stock and derivatives associated with convertible debt. We used $405,769 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITIONS

On January 1, 2022, the Company acquired 51% of the capital stock of Compania Minera Metalurgica Centro Americana (Commsa), a Honduran Corporation, pursuant to the share exchange agreement dated December 15, 2021 between the Company and Commsa’s sole shareholder, Juan Lemus (the “Share Exchange Agreement”), in consideration for $1,000,000 in cash and the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus. In addition, the Company has agreed to provide up to $7,500,000 working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. As the result of this acquisition, the Company now owns the mining rights to five operating mines that run along a 12.5-mile stretch of the Rio Jalan River that are being prepared for production. As of the date of this report, the Company is not in compliance with its obligations under the Share Exchange Agreement, since it issued to Mr. Lemus only 200,000 shares of Common Stock of the Company and paid $75,000 toward $1,000,000 cash payment.

On May 9, 2022, a binding letter of intent was signed for the acquisition of 51% of NSM USA a Wyoming corporation that owns 100% of four lithium mines in West Africa. The cost of these mines is $2 million, most of which was to be used for the growth of the four mines. This transaction was due to close early 2023 and full production was expected to start in the second quarter of 2023. This transaction was cancelled on March 10, 2023, due to insufficient ability to complete the due diligence and the lack of necessary funding for the project

On May 11, 2022, a binding letter of intent was signed for the acquisition of 51% of NGM USA a Wyoming corporation that owns 100% of three gold mines in West Africa. The cost of this acquisition is $2 million, most of which will be used for equipment and growth of the mines. This transaction was due to close early 2023. All exploration work has been completed and production was anticipated to start in the second quarter of 2023. This transaction was cancelled on March 10, 2023, due to insufficient ability to complete the due diligence and the lack of funding for the project.

On March 19, 2023, the Company entered into and executed a share purchase agreement (the “Share Purchase Agreement”) with Lions Works Advertising, SA, a Guatemalan corporation (“Lion Works”) and Juan Lemus, the sole shareholder of Lion Works, pursuant to which it acquired from Mr. Lemus 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis extraction system (“Genesis”), The Share Purchase Agreement superseded the terms of the binding Letter of Intent that the parties entered into and executed by the parties on November 21, 2021. Pursuant to the terms of the Share Purchase Agreement, Genesis will be managed by a new company, in which the Company will own 51% interest, with the remaining 49% interest to be owned by Juan Lemus. The Company’s title and rights to Genesis are subject to the satisfaction of the following obligations:

•	The Company shall pay the total purchase price of $5,100,000 in cash, with the first minimum payment in the amount of $2,550,000 to be paid by September 30, 2023, and the remaining outstanding balance of $2,550,000 to be paid by September 30, 2024, within 12 months of the first payment.

•	The Company will invest an additional 5,000,000 as a working capital toward development of the Genesis plants, with $2,000,000 to be paid by July 31, 2023 and the remaining $3,000,000 to be paid by July 31, 2024, within 12 months of the first payment.

•	The Company will engage a patent attorney and pay for the cost of that patent attorney to prepare the patent application related to Genesis and to register that patent, provided that Lion Works will engage an expert to prepare a report on the Genesis system, to be used in this patent application. for the acquisition of Genesis

To secure the Company’s obligations under the Share Purchase Agreement, Juan Lemus placed the lien on the Company’s 51% ownership in Lion Works, and, upon formation of a new company, that lien will be placed on the Company’s ownership in that newly formed subsidiary. Such lien shall continue until the Company performs all its obligations under the Share Purchase Agreement, which subjects the Company to the risk of losing its title to Genesis in the event of breach of its obligations set forth in the Share Purchase Agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

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

Property and equipment are first recorded at cost. Depreciation and is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31 2023	June 30, 2022
Mine Assets	$450,000	$450,000
Total	$450,000	$450,000

Once operations utilizing the property and equipment have begun, the Company will begin depreciation of the assets.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 1, 2021, the Company amended employment agreements for Richard Carey and Anthony Anish, which increased their base annual salary for Mr. Carey from $120,000 to $180,000 and for Mr. Anish from $60,000 to $120,000 per annum respectively.

On March 14, 2023, the Company renewed the employment agreements with Mr. Carey and Mr. Anish (the “New Employment Agreements”), stating that the effective date of the New Employment Agreement is August 1, 2022 and that they have a term of 36 months, the same as the terms of the initial employment agreements. The new employment agreements, except for the compensation provisions, contain the same provisions as the initial employment agreement for each executive.

Under the terms of the New Employment Agreement, Mr. Carey is entitled to receive the following compensation:

•	For the period from August 1, 2022 to December 31, 2022, Mr. Carey received a base salary equal to $180,000;
•	For the period from January 1, 2023 to July 31, 2024, Mr. Carey will receive a base salary equal to $240,000; and
•	For the period from August 1, 2024 to July 31, 2025, Mr. Carey will receive a base salary equal to $270,000. In addition, Mr. Carey is entitled to receive equity compensation, as to be determined by the Board of Directors of the Company.

Under the terms of the New Employment Agreement, Mr. Anish is entitled to receive s the following compensation:

•	For the period from August 1, 2022 to December 31, 2022, Mr. Anish received a base salary equal to $120,000;
•	For the period from January 1, 2023 to July 31, 2024, Mr. Anish will receive a base salary equal to $180,000; and
•	For the period from August 1, 2024 to July 31, 2025, Mr. Anish will receive a base salary equal to $210,000. In addition, Mr. Anish is entitled to receive equity compensation, as to be determined by the Board of Directors of the Company.

As of March 31, 2023, the Company has accrued compensation due to Mr. Carey of $86,263 and Mr. Anish of $152,375. As of June 30, 2022, the Company has accrued compensation due to Mr. Carey of $52,600 and Mr. Anish of $99,828. In addition, the Company has accrued salary to Mr. Baird (a former officer) of $60,000. Mr. Baird resigned his position on August 12, 2020.

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

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Weverson Correia, CEO and Director, for his services as the CEO. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Anthony Anish, CFO and director, for services as CFO. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On November 17, 2022, Mr. Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan is non-interest bearing and due on demand.

On December 5, 2022, the Company issued 1,000,000 shares of common stock Themis Caldwell, Director, for services. The shares were valued at $0.165 per share, the closing stock price on the date of grant, for total non-cash expense of $165,000.

NOTE 7 – NOTES PAYABLE

As of March 31, 2023 and June 30, 2022, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of March 31, 2023 and June 30, 2022, there is $7,762 and $6,562, respectively, of accrued interest due on the note. The note is past due and in default.

As of March 31, 2023 and June 30, 2022, the Company owes various other individuals and entities $77,400 and $119,215, respectively. All the loans are non-interest bearing and due on demand.

NOTE 8 - CONVERTIBLE NOTES

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

On February 7, 2023, the Company executed a 12% convertible promissory note with Quick Capital LLC (“Quick Capital”). The note is convertible at the lessor of 1) $0.05, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.  In addition the Company issued Quick Capital warrants to purchase up to 1,211,111 shares of common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.05 per share and expire 5 five years from the date of issuance.

On February 8, 2023, the Company executed a 10% convertible promissory note with AES Capital Management, LLC (“AES”). The note is convertible at the lessor of 1) $0.02, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

The following table summarizes the convertible notes outstanding as of March 31, 2023:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2022	Additions	Payments / Conversions	Balance March 31, 2023
Private investor	3/28/2022	7/31/2022	14%	$400,000	$–	$(15,000)	$385,000
Fast Capital LLC	6/8/2022	6/8/2023	10%	115,000	–	(115,000)	–
Quick Capital LLC	2/7/2023	11/8/2023	12%	–	60,556	–	60,556
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	–	38,000	–	38,000
Total				$515,000	$98,556	$(130,000)	$483,556
Less debt discount				$(191,248)			$(81,753)
Convertible notes payable, net				$323,752			$401,803

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	552,517
Derivative loss due to mark to market adjustment	136,714
Balance at June 30, 2022	689,231
Increase to derivative due to new issuances	150,512
Decrease to derivative due to conversion	(210,042)
Derivative loss due to mark to market adjustment	314,120
Balance at March 31, 2023	$943,821

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2023, is as follows:

Inputs	March 31, 2023	Initial Valuation
Stock price	$0.0175	$0.032 - 0.42
Conversion price	$0.0066 - 0.0086	$0.015 - 0.2995
Volatility (annual)	184.54% - 299.51%	299.13% - 381.28%
Risk-free rate	4.74% – 4.93%	0.59% - 4.93%
Dividend rate	–	–
Years to maturity	0 - .86	.34 - 1

NOTE 9 – PREFERRED STOCK

Of the 25,000,000 shares of the Company's authorized Preferred Stock, $0.001 par value per share, 1,000,000 are designated Series A preferred stock, 1,900,000 shares are designated as Series B Preferred Stock and 1,000,000 shares are designated Series C preferred stock.

Series A Preferred Stock

Each Share of Series A preferred stock has 500 votes per share and each share can be converted into 500 shares of common stock. The holders of the Series A preferred stock are not entitled to dividends.

On July 2, 2020, the Board granted all 1,000,000 shares of the Series A preferred stock to the Company’s Chairman and CEO, Richard Carey, in conversion of $68,556 of accrued compensation.

Series B Preferred Stock

Only one person or entity, is entitled to be designated as the owner of all of the Series B Preferred Stock (the “Holder”), in whose name the initial certificates representing the Series B Preferred Stock shall be issued. Any transfer of the Series B Preferred Stock to a different Holder must be approved in advance by the Corporation; provided, however, the Holder shall have the right to transfer the Series B Preferred Stock, or any portion thereof, to any affiliate of Holder or nominee of Holder, without the approval of the Corporation. Each share of Preferred Stock has one vote per share. Holder is not entitled to dividends or distributions and each share of Series B Preferred Stock shall be convertible at the rate of two Common Shares for each one B Preferred stock.

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

During the nine months ended March 31, 2023, the Company sold 268,200 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $268,200.

During the nine months ended March 31, 2023, Geneva Roth converted 254,000 shares of Series C preferred stock into 13,605,783 shares of common stock. The Company recognized a loss on conversion of $911,109.

NOTE 10 – COMMON STOCK

During the nine months ended March 31, 2023, the Company sold 50,000 shares of common stock for total cash proceeds of $6,250. The funds have not been received as of March 31, 2023.

During the nine months ended March 31, 2023, Fast Capital converted $115,000 of its note payable along with $7,414 of accrued interest into 9,050,618 shares of common stock.

During the nine months ended March 31, 2023, the Company issued 2,025,000 shares of common stock for services. The shares were valued at the closing price on the date of grant, for total non-cash expense of $69,905.

On March 15, 2023, pursuant to the terms Common Stock Purchase Agreement and a Registration Rights Agreement with Keystone Capital Partners, LLC (“Keystone”) the Company issued 1,000,000 commitment shares to Keystone. The shares were valued at $0.016, the price on the date of grant, for total non-cash expense of $16,000.

Refer to Note 5 for shares issued to related parties.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the unaudited financial statements were issued and has determined that no material subsequent events exist other than the following.

The Company is discussing the terms of the purchase of certain assets with The Mepe Trust and the LBZNESS Trust related to “Barotex” proprietary technology. At the time of this report, the Company has not yet entered into definitive agreements. The definitive agreements will supersede the terms of the Letter of Intent dated May 23, 2022, between the Company and the Mepe Trust.

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

The Company then focused its business plan on the pursuit of precious metals mining, and on acquiring highly specialized, environmentally safe and patented technologies for the extraction of gold, silver and other metals including lithium and rare earth elements with an additional focus on biodegradable technologies that will dramatically improve many everyday applications.

On August 13, 2019, Star acquired 78 mining claims from Troy Mining Corporation, together with the equipment located at the mine head. The reserves have been estimated at 2 million ounces by Robert Garcia a qualified geologist who prepared his report for the US government. Star is currently working with the Forestry Service and BLM to finalize the permits to reopen the mine. We expect to restart mining operations utilizing the Genesis process in the third quarter of 2023.

On January 1, 2022, Star completed the acquisition of 51% of Compania Minera Metalurgica Centro Americana S.A. (“Commsa”) which owns 5 gold mines in Honduras.

On March 14, 2023, the Company renewed the employment agreements with Mr. Carey and Mr. Anish (the “New Employment Agreements”), stating that the effective date of the New Employment Agreement is August 1, 2022 and that they have a term of 36 months, the same as the terms of the initial employment agreements. The new employment agreements, except for the compensation provisions, contain the same provisions as the initial employment agreement for each executive.

Under the terms of the New Employment Agreement, Mr. Carey is entitled to receive the following compensation:

•	For the period from August 1, 2022 to December 31, 2022, Mr. Carey received a base salary equal to $180,000;
•	For the period from January 1, 2023 to July 31, 2024, Mr. Carey will receive a base salary equal to $240,000; and
•	For the period from August 1, 2024 to July 31, 2025, Mr. Carey will receive a base salary equal to $270,000.

In addition, Mr. Carey is entitled to receive equity compensation, as to be determined by the Board of Directors of the Company.

Under the terms of the New Employment Agreement, Mr. Anish is entitled to receive s the following compensation:

•	For the period from August 1, 2022 to December 31, 2022, Mr. Anish received a base salary equal to $120,000;
•	For the period from January 1, 2023 to July 31, 2024, Mr. Anish will receive a base salary equal to $180,000; and
•	For the period from August 1, 2024 to July 31, 2025, Mr. Anish will receive a base salary equal to $210,000.

In addition, Mr. Anish is entitled to receive equity compensation, as to be determined by the Board of Directors of the Company.

March 19, 2023, the Company entered into and executed a share purchase agreement (the “Share Purchase Agreement”) with Lions Works Advertising, SA, a Guatemalan corporation (“Lion Works”) and Juan Lemus, the sole shareholder of Lion Works, pursuant to which it acquired from Mr. Lemus 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis extraction system (“Genesis”), The Share Purchase Agreement superseded the terms of the binding Letter of Intent that the parties entered into and executed by the parties on November 21, 2021. Pursuant to the terms of the Share Purchase Agreement, Genesis will be managed by a new company, in which the Company will own 51% interest, with the remaining 49% interest to be owned by Juan Lemus. The Company’s title and rights to Genesis are subject to the satisfaction of the following obligations:

•	The Company shall pay the total purchase price of $5,100,000 in cash, with the first minimum payment in the amount of $2,550,000 to be paid by September 30, 2023, and the remaining outstanding balance of $2,550,000 to be paid by September 30, 2024, within 12 months of the first payment.

•	The Company will invest an additional 5,000,000 as a working capital toward development of the Genesis plants, with $2,000,000 to be paid by July 31, 2023 and the remaining $3,000,000 to be paid by July 31, 2024, within 12 months of the first payment.

•	The Company will engage a patent attorney and pay for the cost of that patent attorney to prepare the patent application related to Genesis and to register that patent, provided that Lion Works will engage an expert to prepare a report on the Genesis system, to be used in this patent application. for the acquisition of Genesis

To secure the Company’s obligations under the Share Purchase Agreement, Juan Lemus placed the lien on the Company’s 51% ownership in Lion Works, and, upon formation of a new company, that lien will be placed on the Company’s ownership in that newly formed subsidiary. Such lien shall continue until the Company performs all its obligations under the Share Purchase Agreement, which subjects the Company to the risk of losing its title to Genesis in the event of breach of its obligations set forth in the Share Purchase Agreement.

The Company is discussing the terms of the purchase of certain assets with The Mepe Trust and the LBZNESS Trust related to “Barotex” proprietary technology. At the time of this report, the Company has not yet entered into definitive agreements. The definitive agreements will supersede the terms of the Letter of Intent dated May 23, 2022, between the Company and the Mepe Trust.

Results of Operations for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Operating expenses

General and administrative expenses (“G&A”) were $80,556 for the three months ended March 31, 2023, compared to $199,558 for the three months ended March 31, 2022, a reduction of $119,002. The reduction was mainly due to much smaller overheads for the Troy mine as no work was performed during this quarter.

Professional fees were $22,130 for the three months ended March 31, 2023, compared to $93,500 for the three months ended March 31, 2022, an reduction of $71,370. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to reductions in legal fees during the period

Consulting fees were $16,500 for the three months ended March 31, 2023, compared to $3,827,475 for the three months ended March 31, 2022. The reduction of $3,810,975 was mainly due to a reduction in non cash expenses for consultants during the earlier period.

Director compensation was $60,000 and $1,469,000 for the three months ended March 31, 2023 and 2022, respectively. Our Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. The reduction of $1,409,000 in Dorector’s compensation was mainly due to the elimination during the period of non-cash stock compensation payments.

Officer compensation was $45,000 and $817,500 for the three months ended March 31, 2023and 2022 respectively. Our Chief Financial Officer signed a new employment agreement on March 15, 2023 and monthly compensation to was increased to $15,000 per month commencing January 1, 2023. The reduction of $772,500 in officer compensation was mainly due to the elimination of non-cash stock compensation expenses.

Other income (expense)

For the three months ended March 31, 2023 and 2022, we had interest expense of $56,151 and $6,780, respectively.

Net Loss

Net loss for the three months ended March 31, 2023 was $384,009 compared to $8,016,068 for the three months ended March 31, 2022. The large decrease in our net loss is due to the elimination during the period of non-cash stock compensation expense.

Results of Operations for the nine Months Ended March 31, 2023 as Compared to the Nine Months Ended March 31, 2022

Operating expenses

General and administrative expenses (“G&A”) were $959,158 for the nine months ended March 31, 2023, compared to $1,250,958 for the nine months ended March 31, 2022, a reduction of $291,800. The reduction was primarily due to a reduction in costs at the Troy mine.

Professional fees were $89,130 for the nine months ended March 31, 2023, compared to $106.520 for the nine months ended March 31, 2022, an reduction of $17,390. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to a decrease in legal fees.

Consulting fees were $1,110,593 for the nine months ended March 31, 2023, compared to $4,015,837 for the nine months ended March 31, 2022. The reduction in consulting fees expense of $2,905,244 was due to the issuance of stock for non-cash consulting expenses in the prior period.

Director compensation was $3,207,400 and $1,529,000 for the nine months ended March 31, 2023 and 2022, respectively. The increase of $1,678,400 in the current period was due to non cash stock compensation.

Officer compensation was $2,885,0000 and $907,500 for the nine months ended March 31, 2023 and 20221, respectively. The increase of $1,977,500 in the current period was mainly due to non-cash stock compensation expenses.

Other income (expense)

For the nine months ended March 31, 2023 and 2022, we had interest expense of $259,661 and $8,884, respectively an increase of $250,777 mainly due to interest charges on loans and convertible notes.

Net Loss

Net loss for the nine months ended March 31, 2023 was $9,943,420 compared to $9,420,914 for the nine months ended March 31, 2022. The increase of $522,506 in our net loss is mainly due to non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $25,001,820 as of March 31, 2023. For the nine months ended March 31, 2023, the Company had a net loss of $9,943,420, which did include over $8 million of non-cash expense incurred for the issuance of common stock for services, loss on conversion of preferred stock and derivatives associated with convertible debt. We used ($405,769) of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(405,769) during the three months ended March 31, 2023, compared to $(1,424,871) in the three months ended March 31, 2022. We had a loss on conversion of preferred stock in the amount of $97,249.

Net cash provided by financing activities was $337,652 and $1,589,315 for the three months ended March 31, 2023 and 2022, respectively. In the current period we received $261,200 from the sale of preferred stock.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three and nine months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Executive Employment Agreement between the Company and Richard Carey	X
10.2	Executive Employment Agreement between the Company and Anthony L. Anish	X
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2023	By:	/s/ Richard Carey
Richard Carey
Chairman

	By:	/s/ Anthony L. Anish
Date: May 22, 2023		Anthony L. Anish
Chief Financial Officer

