Form 10-K
period 2023-06-30
Star Alliance International Corp.
filed 2023-10-13
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

2900 West Sahara Avenue, # 800

Las Vegas, NV 89102

(Address of principal executive offices)

833-443-7827

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

At December 31, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $4,110,121.

As of October 13, 2023, there were 308,156,163 shares of the registrant’s common stock outstanding

:

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

STAR ALLIANCE INTERNATIONAL CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2023

i

Forward Looking Statements

This annual report on form 10-K (the “Annual Report”) of Star Alliance International Corp. (“the Company”, “we”, “us”) contains forward-looking statements, which can be identified by the use of words such as such “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	our ability to access cost-effective funding;
•	our ability to implement and change our business strategies;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to retain key employees;
•	material weakness or significant deficiency in our internal controls over financial reporting; and

Our results may be materially different from those indicated by these forward-looking statements. Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ii

PART I

Item 1. Business

History

The Company was incorporated in the State of Nevada on April 17, 2014 under the name Asteriko Corp.” Our prior business plan, which generated limited or no earnings, included interior decorating products, and a travel and tourism service. On May 14, 2018, our current Chairman, President and director, Richard Carey, acquired approximately 62.15% ownership of the Company, constituting a change of control transaction. On January 6, 2017, the Company amended its Articles of Incorporation, effecting the change of its name to “Star Alliance International Corp.”  As of the date of this Annual Report, the Company does not have subsidiaries.

Troy Acquisition

On August 13, 2019, the Company acquired the assets of Troy Mining Corp, a Nevada corporation pursuant to the asset purchase agreement dated June 13, 2019 (the “Troy Asset Acquisition”), which included 78 gold mining claims consisting of approximately 4800 acres, located east/southeast of El Portal, California, in Mariposa County, together with all of Troy’s rights to related equipment and buildings currently located on the mining claims, including a production processing mill together with associated buildings, all the mining and support equipment at the Troy mine site, all the Troy mining claims, and related geological reports relating to the property, assay reports on the property, and all core drilling samples. In consideration for the Troy Asset Acquisition, the Company issued to Troy a promissory note in principal amount of $500,000 (the “Purchase Note”), and 1,883,000 shares of a Series B Preferred Stock. The Purchase Note was repaid in full in April, 2022. The Company is currently working with the US Forest Service, National Park Service and BLM to finalize the permits to reopen the mine. No permits have been issued yet. The Company expects to restart mining operations in 2024.

Share Purchase Agreements with Juan Lemus for the proposed acquisitions of 51% ownership in Commsa and Lion Works.

On December 15, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Juan Lemus, the sole shareholder of Commsa. The Share Purchase Agreement contemplated the acquisition by the Company of 51% of the share capital of Commsa, a newly-formed company, which has the mining rights to five operating mines that run along a 12.5-mile stretch of the Rio Jalan River, in consideration for $1,000,000 in cash and the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus (the “Commsa Acquisition”). In addition, the Company has agreed to provide up to $7,500,000 in working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. The Company did not meet its obligations for the consummation of the Commsa Acquisition by March 31, 2022 as set forth in the Share Purchase Agreement; however, the parties did not terminate the Share Purchase Agreement, intending that the Company would be able to obtain the necessary funding later and to consummate the Commsa Acquisition.

On August 14, 2023, the Company and Juan Lemus executed an addendum to the Share Exchange Agreement (the which provided for the extension of the Company’s obligations to pay $1,000,000 in cash, the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus and the payment of $7,500,000 in working capital until September 30, 2023. The first addendum provides that if the Company does not comply with these obligations set forth in the Addendum until September 30, 2023, the Share Purchase Agreement will be null and void. On September 28, 2023, the parties executed the second addendum, extending the timing of the Company’s payment from September 30, 2023 to December 31, 2023.

On March 19, 2023, the Company entered into and executed a share purchase agreement (the “Share Purchase Agreement”) with Lion Works and Juan Lemus, the sole shareholder of Lion Works, which contemplated the acquisition by the Company, as Buyer, from Mr. Lemus, as Seller, of 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis extraction system (“Genesis”), The Share Purchase Agreement superseded the terms of the binding Letter of Intent that the parties entered into on November 21, 2021. Pursuant to the terms of the Share Purchase Agreement, the Company’s consideration for the acquisition of 51% of Lion Works consists of the following:

•	The total purchase price of $5,100,000 in cash, with the first minimum payment in the amount of $2,550,000 to be paid by September 30, 2023, and the remaining outstanding balance of $2,550,000 to be paid by September 30, 2024, within 12 months of the first payment.

•	The Company will invest an additional 5,000,000 as a working capital toward the development of the Genesis plants, with $2,000,000 to be paid by July 31, 2023, and the remaining $3,000,000 to be paid by July 31, 2024, within 12 months of the first payment.

•	The Company will engage a patent attorney and pay for the cost of that patent attorney to prepare the patent application related to Genesis and to register that patent, provided that Lion Works will engage an expert to prepare a report on the Genesis system, to be used in this patent application.

The parties agreed that the closing of the transactions contemplated by the Share Purchase Agreement will occur on or before March 19, 2023 or at such other time and place as the Buyer and the Seller may agree, provided that (i) the Seller receives the first tranche of working capital funds in the amount of $2,000 prior to the execution and delivery of (i) the paperwork necessary for the attorney to complete the patent submission, (ii) all documentation necessary for the buyer to market the Genesis program, (iii) any other document, certificate or instrument to consummate the transactions contemplated by the Share Purchase Agreement.

On July 21, 2023, Juan Lemus and the Company executed the first addendum to the Share Purchase Agreement, pursuant to which the Company’s obligations to pay $2,000,000 as working capital was extended until September 30, 2023, and the parties agreed that upon such payment and the first minimum payment in the amount of $2,550,000 toward the total purchase price on or prior to September 30, 2023 by the Company, the parties will close the transactions contemplated by the Share Purchase Agreement, and Lion Works will become a majority-owned subsidiary of the Company. On September 28, 2023, the parties executed the second addendum, which extended the terms of the Company’s payments to December 31, 2023.

Purchase Agreement and Registration Rights Agreement with Keystone.

On March 15, 2023, the Company entered into and executed the Purchase Agreement and a Registration Rights Agreement with Keystone, pursuant to which the Company shall have the right, but not the obligation, to direct Keystone, an unrelated third party, to purchase up to 75,000,000 shares of its Common Stock (the “Shares”), pursuant to separate purchase notices to be delivered by the Company to Keystone from time to time (each, a “Purchase Notice”). The Purchase Agreement provides that each Purchase Notice may be for not less than $20,000 and not more than $75,000 worth of the Company’s Common Stock. The price per share of Common Stock shall be eighty-five percent (85%) of the average of the closing prices per share of the Company’s Common Stock for five (5) trading days preceding the purchase.

Our ability to require Keystone to purchase the Shares under the Purchase Agreement is subject to various limitations and conditions, including but not limited to the following:

•	The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Purchase Agreement and the Registration Rights Agreement to be performed, satisfied or complied with by the Company;

•	The Company shall deliver to Keystone on the Commencement Date (as defined in the Purchase Agreement) the compliance certificate executed by the Company’s executive officer

•	The initial registration statement, which covers the resale by Keystone of the Registrable Securities (as defined in the Registration Rights Agreement), including the Commitment Shares and the shares to be issued pursuant to the Purchase Notice, shall have been declared effective under the Securities Act by the SEC, and Keystone shall be permitted to utilize the prospectus therein to resell (a) all of the Commitment Shares and (b) all of the Shares included in that prospectus

•	The applicable purchase price for each Purchase Notice must be not less than $0.01 per share

•	At least five (5) trading days must have passed since the last Purchase Notice

•	The Company’s Common Stock must be DWAC eligible

•	Keystone’s beneficial ownership of the Company’s common stock is limited such that Keystone may not purchase shares of Star’s common stock to the extent that, immediately following such purchase, Keystone would own more than 4.99% of Star’s total issued and outstanding common stock.

•	Selling Stockholder shall have received an opinion from our outside legal counsel in the form previously agreed to.

•	Trading of the Company’s Common Stock shall not have been suspended by the SEC, the Trading Market or the FINRA

In consideration for Keystone entering into the Purchase Agreement and to induce Keystone to execute and deliver the Purchase Agreement, the Company has agreed to issue to Keystone 1,000,000 Commitment Shares (as defined below). In addition, the Company agreed to provide Keystone with certain registration rights with respect to the Commitment Shares, and additional shares, including 500,000 shares of Common Stock to be issued to Keystone on the date the initial registration statement is declared effective, and 2,274,588 shares of the Company’s Common Stock having an aggregate dollar value of $75,000 upon the investment by Keystone of more than $500,000 in the Company under the Purchase Agreement (collectively, the “Additional Shares”). The Commitment Shares issued and the Additional Shares that may be issued to Keystone pursuant to the Purchase Agreement were issued and will be issued pursuant to an exemption from registration under the Securities Act.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the Purchase Agreement or that we will be able to draw down any portion of the amounts available under the Purchase Agreement.

Pursuant to the Registration Rights Agreement, on June 15, 2023, we filed the registration statement on Form S-1 (SEC File No. 333-272671), as amended on August 28, 2023, to register for resale by Keystone up to 75,000,000 shares of Common Stock that may purchase under the Purchase Agreement (the “Initial Registration Statement”). The effectiveness of the Initial Registration Statement is a condition precedent to our ability to sell shares of our Common Stock to Keystone under the Purchase Agreement. The Company will use its commercially reasonable efforts to amend the Initial Registration Statement or file a new registration statement, to cover all of such Registrable Securities, subject to any limits that may be imposed by the SEC pursuant to Rule 415 under the Securities Act.

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

Business Overview

We are an exploration-stage company that focuses on acquisition and development of gold mining and other mining properties worldwide, environmentally safe technologies both in mining and other business areas. As of the date of this Annual Report, we have not commenced our mining operations. We anticipate starting our mining operations in 2024. We are also exploring acquisitions of assets or majority interests in companies related to artificial intelligence technology and in the fintech arena acquiring proprietary software technology. At this time, the Company is negotiating the terms of these potential acquisitions and once these terms are finalized, we will enter into one or more definitive agreements.

The Company requires substantial funding and additional work to implement its business plan with respect to its mining properties, including the acquisitions of 51% ownership in both (a) Compania Minera Metalurgica Centro Americana, a Honduran Corporation (“Commsa”). and (b) Lion Works Advertising, SA, a Guatemalan corporation (“Lion Works”), a company that owns the “Genesis” ore extraction process, as described below. If we complete these acquisitions and acquire the intellectual property rights to Genesis, we will grow our business and will be able to build a number of Genesis plants that can be placed in customer mining sites including our own Troy mining site. After we complete these acquisitions, we also need to purchase the equipment necessary and obtain a final mining permit, to start operation in Honduras and to use Genesis technology.

Acquisition Strategy

Our acquisition strategy is to acquire gold mining and other mining properties worldwide, environmentally safe technologies both in mining and other business areas that will help us to grow and to enhance our overall monetization strategy. Particularly, the Company is focused on the acquisition of companies or majority interests in companies that are employing highly specialized, environmentally safe and patented technologies for the extraction of gold, silver and other metals including lithium and rare earth elements with an additional focus on biodegradable technologies that will dramatically improve many everyday applications.

As of the date of this Annual Report, we are also exploring acquisitions of assets and majority interests in companies related to artificial intelligence technology and in the fintech arena. We are currently negotiating the terms of these potential acquisitions and once these terms are final, we will enter into one or more definitive agreements.

Troy Asset Acquisition

As a result of the Troy Asset Acquisition, the Company acquired 78 gold mining claims consisting of approximately 1600 acres, located east/southeast of El Portal, California, in Mariposa County, together with all of Troy’s rights to related equipment and buildings currently located on the mining claims, including a production processing mill together with associated buildings, all the mining and support equipment at the Troy mine site, all the Troy mining claims, and related geological reports relating to the property, assay reports on the property, and all core drilling samples.

The federal government became involved in the gold mine when prosecuting the then owner and made a request of Dr. Robert B. Garcia to place an estimated value upon the project. Mr. Garcia has a long history as a developer, owner and operator of numerous mines and mining companies and a consultant for the mining and precious metal industries. He graduated from Arizona State University with a degree in chemistry, but his vocational experience is mainly as a metallurgist. He also consults within the mining industry as an expert witness in court litigation’s and has served as an assay referee in large bulk precious metals purchases and evaluations of mine properties for ore values and is a Board of Directors member of a Swiss Bullion License, duly appointed and registered with the Swiss Government which is why the federal government chose him as its consultant for this project. Mr. Garcia’s testimony under oath to the court on behalf of the federal government were significant and resulted in Star’s acquisition of the mine from the current owners.

This valuation was prepared on August 5, 2004, and although this area has not been mined since 2002, the Company recognizes that a new Technical Report and Appraisal prepared under US current standards and regulations with extensive core drilling is needed. Management intends to use some of the funds raised from the S 1 registration to complete the drilling and updated valuation.

The Company is currently working with the US Forest Service, National Park Service and Bureau of land Management (“BLM”) to finalize the permits to reopen the mine. No permits have been issued yet. The Company expects to restart mining operations in 2024.

Previous Work on the Troy Claims:

The history of gold mining in Mariposa County dates back to placer mining by Mexicans or Californians of Spanish descent in 1848. Details concerning work in this time are limited. The discovery of lode gold in Mariposa is generally credited to Kit Carson and the discovery of the Mariposa mine in 1849; however, it is possible that the Mexicans were mining bedrock gold in Mariposa County prior to this discovery.

Subsequent to this discovery, large portions of Mariposa County were covered by land grants issued to John Fremont (The Las Mariposas Spanish Land Grant) and the Cook Estate. Because these grants and their private administration covered much of the Mother Lode, mining and development of the area was not conducted in the same fashion as claims located on public land.

The 78 current mining claims registered to Troy Mining Corporation are located west/southwest of El Portal, California and are located on BLM land. The claims are accessible via California State route 140 with the prime portals located approximately two to two and one-half (2 – 2 ½) miles east of Hwy 140 (based on a direct route). There is a graded dirt road that connects the portals located the greatest distance from Hwy 140 with the highway that is owned and maintained by Star. This road is approximately eight (8) miles in length due to the many required switch-backs in order to build the road into the side of the mountain. With proper maintenance, which can be accomplished by the mining company using the equipment purchased for working the mine, this road is normally passable year-round. The road is shared with the US Forest Service and National Park Service who use it to maintain visual surveillance of the area and for fire fighting access and as part hiking trails. In addition to this road, there are additional roads owned by Star that connect the main portal with additional portals located within the claim area. Further, the claims are located at what is considered to be the east base of what is commonly known as the Mother Lode gold-quartz vein system.

Background of the Project:

The Project is located at the base of the gold mother lode in one of the three major vein belts where the greatest concentration of minerals settled over the years.

The project consists of mining claims located upon land under the control of BLM, US Forest Service and the National Park Service not the state of California with oversight being by these three agencies.

This is a hard rock mining project, not an open pit or placer type project resulting in much less oversight for air pollution and visual impact.

It is not a start-up project; it is the reopening of an existing, recently worked, project.

There is an existing grid of roads and trails that crisscross the project providing access to the prime portals. The roads are graded dirt that can be maintained as passable throughout the year and the trails can be expanded into passable roads. The estimated cost to build these roads and trails today would be in excess of $10 million.

There is a gravity flow ball mill installed on the project that is complete from an ore introduction conveyor system and both rough and crushed ore bins with a pneumatic air hammer/blaster system, through the separation portion of the mill including water and other solutions storage tanks and circulating system and separation tables. This equipment has a replacement cost of approximately $1.8 million.

On site there are two self-contained generators connected to existing electrical distribution panels with an on-site replacement cost of approximately $30,000. The project has multiple production shafts (portals) that have in-shaft railroad track installed.

The project has sufficient timber located within the claim areas to both provide shoring material for new tunneling and if so desired, to sell the excess.

While this is primarily a gold recovery project, geologists and assay reports indicate the amount of recoverable silver available in quantity is equal to that of gold which adds considerable to the bottom-line profit.

The company has a large library of mining history of the area and the production shafts located within the project boundaries along with extensive exploration and geology maps, reports.

Overview of Previous Mining Operations on the Troy Claims:

There are three main portals (Hite Mine, Gibbs/Williams Brothers Mine and the Gold Star Mine) located within the area currently included in the Troy mining claims that have been worked from as early as 1849 to as recently as 1996 (Note: in total there are 17 portals on the property). These mines have never been worked with modern equipment but have always been worked with dynamite and pick & shovel with the ore being transported via pack mule prior to the construction of the access road. The roadway system currently in place allows for the ore to be moved via truck either to the processing mill located at the site of the main portal or to off-site locations if it should be desired to do so. All of the mining done in this area is what is known as Hardrock or below-grade, tunnel mining. The past total production from the mines located within this area is considerable. A large portion of this production was done when the price of gold was around $20 per ounce but based on today’s prices this would be very significant. During the production years for these mines, the technique followed by the Hardrock miners was known as “drift mining” where the miner located an external outcropping and then followed the gold vein until it petered out then he moved to another outcropping location. Underground mining extended to 900 feet with development extending down to 1200 feet in depth. Elsewhere on the property, mining and development all occurred within 100 feet of the surface.

Previous Work on the Troy Claims:

The history of gold mining in Mariposa County dates back to placer mining by Mexicans or Californians of Spanish descent in 1848. Details concerning work in this time are limited. The discovery of lode gold in Mariposa is generally credited to Kit Carson and the discovery of the Mariposa mine in 1849; however, it is possible that the Mexicans were mining bedrock gold in Mariposa County prior to this discovery.

Subsequent to this discovery, large portions of Mariposa County were covered by land grants issued to John Fremont (The Las Mariposas Spanish Land Grant) and the Cook Estate. Because these grants and their private administration covered much of the Mother Lode, mining and development of the area was not conducted in the same fashion as claims located on public land.

MINE SUMMARY:

The Mother Lode is the most extensive mineral zone in the State of California. It extends from the southern part of Mariposa County to the northern part of El Dorado County, a distance of 300 miles, then extends northeast along the Sierra Nevada foothills. Some of the most famous and productive gold mines in the West are located along the length of this mineral zone. The Mother Lode Gold Belt is a long, narrow strip on the western foothills of the Sierra Nevada mountain range. There is a wall-like mass of quartz that outcrops at intervals along the belt. The wide zone of parallel and discontinuous gold vein deposits is referred to as the Mother Lode System.

Mariposa County, California, has a long history of gold production from small lode and placer mining operations. The county covers part of the Sierra Nevada Mother Lode belt first discovered in the 19th century. The majority of gold production occurred prior to 1900 and was taken from mineralized quartz veins. The gold price at that time was $20.00/ounce compared to approximately $1,900 per ounce currently. The unproven production at that time would have had a value of several billion dollars if current pricing was used.

From the discovery of gold at Sutter's Mill on the American River on January 24, 1848 to the present, the area known as the “Mother Lode Region” has been one of most prolific gold producing areas in the world. In 1849, Quartz lode mining began on claims that currently make up part of the Troy Mining claims. Later this mine was one of the first to install a stamp mill, which ground the quartz ore to separate out the free gold.

The Troy Mining (Troy) property is specifically located geologically, at the southern end of the “Mother Lode System” in Central East California, Mariposa County, approximately 200 miles east of San Francisco. The property borders on the western the age of Yosemite National Park in the El Portal, California quadrangle, and is three miles southwest of the town of the El Portal, California. The mining property is bounded on the north by the Middle Fork of the Merced River and on the south by the South Fork of the Merced River. The property ranges in elevation from 1,700 feet to 5,500 feet and with workers housed on-site, can be worked year-round. The claims in each of the two main claim groups are contiguous. The maps and mine co-ordinates are included in this report. ….

The former AT&E Company controlled approximately 10,500 acres of ground in Mariposa County, California, covering 250 mining claims. The property was acquired from AT&E in the late 90’s by USA Mining and then the 79 most important claims were reinstated by Troy Mining in the early 2000’s (Note: both these transactions occurred when gold was less than $300/oz). The property includes more than 50 mine portals dating back to the late 1800’s or early 1900’s most of which have not been located and viewed by the current owner. Because of the existence of historical mining records, nine of these mines have been characterized as former gold producing mines. Included in this list of mines is the Hite Mine. With estimated total production of at least 150,000 ounces, the Hite Mine is ranked as the fifth largest historic gold producing mine in Mariposa County.

The property includes the following historic recognized gold mines: Hite, (6) Hite Central, (7) Kaderitas, (8) Mexican II, and Williams Brothers. In addition, there are at least 50 additional mining portals which were, in the last 150 years, actively producing gold in unknown quantities. These mines were actively producing with pick and shovel and pack-mule. No modern equipment or scientific means of geological study have ever been employed.

The company has a very excellent working relation with the BLM, US Forest Service and National Park Service officials that will be involved in the project’s operation.

•	It has secured a commitment from Mark Payne and Mr. Jon Grossman to become members of its on-site management team along with the same commitment.

•	Mark Payne attended California State University Sacramento, Bachelor of Arts Geological Sciences Program and has been an independent geological consultant since 1985. He is a California Registered Professional Geologist #7067, and a member of the American Institute of Professional Geologists. He specializes in exploration, definition and resource estimation of gold-quartz vein systems and gold deposits dominated by coarse particulate gold and has served as chief geologist for several major companies such as Emgold Mining Corp and Sutter Gold Mining.

•	Mr. Grossman received his BS in Economics from the Wharton School of Finance, University of Pennsylvania and has been involved in the precious metal and various aspects of the mining business for more than 30 years. At one time in his career, he was Director of Investment Banking on Wall Street and has been instrumental in founding and growing several businesses including Florida Bullion Traders, Inc. One of his major assets is the fact he was the General Manager of the mining operation that was owned by Mr. Geiger and that operated the mining project during its productive period and has a hands-on/on-site knowledge of the proper operating methods for this project.

MINE LOCATION:

The list attached includes the mine location sites per the original listing of the claims with the Bureau of Land Management. In addition, each mine is listed with its specific locations.

Main Mine Site Co-Ordinates (Blue Dot)

37°39’50 North; 119°52’31 West

LODE CLAIM MAP
TROY 60-71,80-87,89,91,93,95,97-118,121-124
T3S, R19E M.D.M
Mariposa County, California
Locator:
Troy Mining Corporation
13400 Riverside Drive, #205
Sherman Oaks, CA 91423
USGS TOPO MAPS
El Portal, CA
Buckingham Mtn., CA
SCALE: 1:24,000
TROY 60
TROY 61
TROY 62
TROY 63
TROY 64
TROY 65
TROY 66
TROY 67
TROY 68
TROY 69
TROY 70
TROY 71
TROY 80
TROY 81
TROY 82
TROY 83
TROY 84
TROY 85
TROY 86
TROY 87
TROY 89
TROY 91
TROY 93
TROY 95
TROY 97
TROY 98
TROY 99
TROY 100
TROY 101
TROY 102
TROY 103
TROY 104
TROY 105
TROY 106
TROY 107
TROY 108
TROY 109
TROY 110
TROY 111
TROY 112
TROY 113
TROY 114
TROY 115
TROY 116
TROY 117
TROY 118
TROY 121
TROY 122
TROY 123
TROY 124
Prospects
Clearing House
Mile 106
Mile 105
BM 1454
MERCED
BM 1506
Incline
Indian Flat Guard Sta
Campground
BM 1553
WILD
AND
BM 1586
BM 1617
Cranberry
Gulch
2860
SIERRA
Hite Cove
SOUTH
FORK
MERCED
SOUTH
FORK
MERCED
WILD
RIVER
AND
SCENIC RIVER

MW&SR
Pigeon Gulch
Henness Branch
Canyon
TROY 48
TROY 49
TROY 50
TROY 51
TROY 52
TROY 53
TROY 54
TROY 55
TROY 1
TROY 2
TROY 3
TROY 4
TROY 5
TROY 6
TROY 7
TROY 8
TROY 9
TROY 10
TROY 11
TROY 12
TROY 13
TROY 14
TROY 15
TROY 16
TROY 17
TROY 19
TROY 20
TROY 21
IONA FORES
PINOCHE RIDGE
Brown Peak
5648
Pinoche Peak
5785
4185
4826
5561
5445
LODE CLAIM MAP
TROY 1-17,19-21,48-55
T3S, R20E M.D.M
Mariposa County, California
Locator:
Troy Mining Corporation
13400 Riverside Drive, #205
Sherman Oaks, CA 91423
USGS TOPO MAPS
El Portal, CA
Buckingham Mtn., CA
SCALE: 1:24,000

12

37.68404, -119.77603
37.66897, -119.89225
37.60894, -119.7615
37.59055, -119.87955
El Portal
Clearing House
South Fork
Hite Cove
Pinoche Ridge
Brown Peak
Pinoche Peak
Cathewood Saddle
Henness Ridge
Lookout Tower
Gimasas Ridge
Casa Diablo
Sims Cove
Nutmeg Gulch
Peachtree Bar
SIERRA
Snyder Gulch
Merced
River
Ferguson
Ridge
Canyon
Eagle Peak

This is the area where the mine is located.

INDIVIDUAL CLAIM CO-ORDINATES

TROY CLAIM NUMBER	LOCATION OF MINING CLAIMS
Quarter-section, section, township, range and Meridian

Troy 1	NE1/4 of Section 30, T3S, R20E, M.D.M
3568 feet north and 1822 feet west from the SE corner of
Section 30, T3S, R20E M.D.B.M
Clain is approximately 1500 feet long and 600 feet wide
general course of the lode is from N44°06'E to the S44°06'E

Troy 2	NE1/4 of Section 30, T3S, R20E, M.D.M
SE 1/4 of Section 30, T3S, R20E, M.D.M
2228 feet north and 649 feet west from the SE corner of
Section 30, T3S, R20E M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 3	NE1/4 of Section 30, T3S, R20E, M.D.M
SE 1/4 of Section 30, T3S, R20E, M.D.M
1797 feet north and 1067 feet west from the SE corner of
Section 30, T3S, R20E M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 4	NE1/4 of Section 30, T3S, R20E, M.D.M
SE 1/4 of Section 29, T3S, R20E, M.D.M
1797 feet north and 1067 feet west from the SE corner of
Section 30, T3S, R20E M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 5	NE1/4 of Section 30, T3S, R20E, M.D.M
323 feet north and 407 feet west from the SE corner of
Section 30, T3S, R20E M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 6	NE1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 30, T3S, R20E, M.D.M
108 feet south and 825 feet west from the SE corner of
Section 30, T3S, R20E M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 7	NE1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 30, T3S, R20E, M.D.M
NW 1/4 of Section 32, T3S, R20E, M.D.M
SW 1/4 of Section 29, T3S, R20E, M.D.M
288 feet north and 371 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 8	NE1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 30, T3S, R20E, M.D.M
NW 1/4 of Section 32, T3S, R20E, M.D.M
143 feet north and 789 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 9	NE1/4 of Section 31, T3S, R20E, M.D.M
NW 1/4 of Section 32, T3S, R20E, M.D.M
1187 feet south and 289 feet east from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 10	NE1/4 of Section 31, T3S, R20E, M.D.M
NW 1/4 of Section 32, T3S, R20E, M.D.M
2035 feet south and 302 feet east from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 11	NE1/4 of Section 31, T3S, R20E, M.D.M
SW 1/4 of Section 32, T3S, R20E, M.D.M
2070 feet south and 338 feet east from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 12	NE1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 31, t3S, R20E, M.D.M
NW 1/4 of Section 32, T3S, R20E, M.D.M
2466 feet south and 116 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 13	NE1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 31, T3S, R20E, M.D.M
NW 1/4 of Section 32, T3S, R20E, M.D.M
SW 1/4 of Section 32, T3S, R20E, M.D.M
2501 feet south and 80 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 14	NE 1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 31, T3S, R20E, M.D.M
2897 feet south and 533 feet west of the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

troy 15	SE 1/4 of Section 31, T3S, R20E, M.D.M
SW 1/4 of Section 32, T3S, R20E, M.D.M
2932 feet south and 497 feet west of the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 16	NE 1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 31, T3S, R20E, M.D.M
3238 feet south and 951 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 17	SE 1/4 of Section 31, T3S, R20E, M.D.M
SW 1/4 of Section 32, T3S, R20E, M.D.M
3363 feet south and 915 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 19	NE1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 31, T3S, R20E, M.D.M
NW 1/4 of Section 31, T3S, R20E, M.D.M
SW 1/4 of Section 31, T3S, R20E, M.D.M
2715 feet south and 2446 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 20	NE 1/4 of Section 31, T3S, R20E, M.D.M
SE 1/4 of Section 31, T3S, R20E, M.D.M
SW 1/4 of section 31, T3S, R20E, M.D.M
3759 feet south and 1368 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 21	SE 1/4 of Section 31, T3S, R20E, M.D.M
3794 feet south and 1332 feet west from the SE corner of
Section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
general course of the lode is from N45°54'W to the S45°54'E
direction

Troy 48	NE 1/4 of Section 19, T3S, R20E, M.D.M
8493 feet north and 2633 feet west from the southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 49	NE1/4 of Section 19, T3S, R20E, M.D.M
SE 1/4 of Section 19, T3S, R20E, M.D.M
NW 1/4 of Section 19, T3S, R20E, M.D.M.
SW 1/4 of Section 19, T3S, R20E, M.D.M
7849 feet north and 3149 feet west from the southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 50	NE1/4 of Section 19, T3S, R20E, M.D.M
SE 1/4 of Section 19, T3S, R20E, M.D.M
8354 feet north and 2625 feet west from the southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 51	NE1/4 of Section 19, T3S, R20E, M.D.M
SE 1/4 of Section 19, T3S, R20E, M.D.M
SW 1/4 of Section 19, T3S, R20E, M.D.M
7799 feet north and 3141 feet west from the southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 52	NE1/4 of Section 30, T3S, R20E, M.D.M
SE 1/4 of Section 19, T3S, R20E, M.D.M
5443 feet north and 2143 feet west from the southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 53	NE1/4 of Section 30, T3S, R20E, M.D.M
SE 1/4 of Section 19, T3S, R20E, M.D.M
NW 1/4 of Section 30, T3S, R20E, M.D.M.
SW 1/4 of Section 19, T3S, R20E, M.D.M
4889 feet north and 2660 feet west from the southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

NE1/4 of Section 30, T3S, R20E, M.D.M
Troy 54	SE 1/4 of Section 19, T3S, R20E, M.D.M
5394 feet north and 2134 feet west from the Southeast corner of section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 55	NE 1/4 of Section 30, T3S, R20E, M.D.M
NW 1/4 of Section 30, T3S, R20E, M.D.M
4839 feet north and 2651 ffet west from the SE corner of
section 30, T3S, R20E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course of lode is N9°24'W to S9°24'E direction

Troy 60	NE1/4 of Section 21 T3S, R19E, M.D.M
SE 1/4 of Section 21, T3S, R19E, M.D.M
NW 1/4 of Section 21, T3S, R19E, M.D.M.
SW 1/4 of Section 21, T3S, R19E, M.D.M
141 feet north and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 61	NE1/4 of Section 21 T3S, R19E, M.D.M
SE 1/4 of Section 21, T3S, R19E, M.D.M
NW 1/4 of Section 22, T3S, R19E, M.D.M.
SW 1/4 of Section 22, T3S, R19E, M.D.M
141 feet north and 947 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 62	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 21, T3S, R19E, M.D.M
459 feet south and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 63	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 21, T3S, R19E, M.D.M
459 feet south and 947 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 64	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 21, T3S, R19E, M.D.M
1059 feet south and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 65	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
1059 feet south and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 66	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 21, T3S, R19E, M.D.M
1659 feet south and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 67	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
1659 feet south and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 68	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
2259 feet south and 997 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 69	SE 1/4 of Section 21, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
2259 feet south and 947 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 70	NE1/4 of Section 28 T3S, R19E, M.D.M
SE 1/4 of Section 21, T3S, R19E, M.D.M
NW 1/4 of Section 28, T3S, R19E, M.D.M.
SW 1/4 of Section 22, T3S, R19E, M.D.M
2859 feet south and 947 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 71	NE1/4 of Section 28 T3S, R19E, M.D.M
SE 1/4 of Section 21, T3S, R19E, M.D.M
NW 1/4 of Section 27, T3S, R19E, M.D.M.
SW 1/4 of Section 22, T3S, R19E, M.D.M
2859 feet south and 947 feet west from the W 1/4 corner
of section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 80	SW 1/4 of Section 22, T3S, R19E, M.D.M
1059 feet south and 2003 feet east from the w 1/4 corner of
section 22, T3S, R16E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 81	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
1053 feet south and 2053 feet east from the W 1/4 corner
section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 82	SW 1/4 of Section 22, T3S, R19E, M.D.M
1659 feet south and 2003 feet east from the W 1/4 corner of
Section 22, T3S, R16E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 83	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
1659 feet south and 2053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 84	SW 1/4 of Section 22, T3S, R19E, M.D.M
2259 feet south and 2003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 85	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
2259 feet south and 2053 feet east from the W 1/4 corenre of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 86	NW 1/4 of Section 27, T3S, R19E, M.D.M
SW 1/4 of Section 22, T3S, R19E, M.D.M
2859 feet south and 2003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 87	NE 1/4 of Section 27, T3S, R20E, M.D.M
SE 1/4 of Section 22, T3S, R20E, M.D.M
NW 1/4 of Section 27, T3S, R20E, M.D.M.
SW 1/4 of Section 22, T3S, R20E, M.D.M
2859 feet south and 2053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 89	NE 1/4 of Section 27, T3S, R20E, M.D.M
NW 1/4 of Section 27, T3S, R20E, M.D.M.
3459 feet south and 2053 feet east from the W 1/4 corner of
Section 22, T3S, R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 91	NE 1/4 of Section 27, TS, R19E, M.D.M
NW 1/4 of Section 27, T3S, R19E, M.D.M.
4059 feet south and 2053 feet east from the W 1/4 corner of
Section 22, t3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 93	NE 1/4 of Section 27, TS, R19E, M.D.M
NW 1/4 of Section 27, T3S, R19E, M.D.M.
4659 feet south and 2053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 95	NE 1/4 of Section 27, TS, R19E, M.D.M
SE 1/4 of Section 27, T3S, R19E, M.D.M
NW 1/4 of Section 27, T3S, R19E, M.D.M.
SW 1/4 of Section 27, T3S, R19E, M.D.M
5259 feet south and 2053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 97	SE 1/4 of Section 27, T3S, R19E, M.D.M
SW 1/4 of Section 27, T3S, R19E, M.D.M.
5859 feet south and 2053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 98	SE 1/4 of Section 22, T3S, R19E, M.D.M
459 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 99	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M.
459 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 100	SE 1/4 of Section 22, T3S, R19E, M.D.M
1059 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 101	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M.
1059 feet south and 5053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 102	SE 1/4 of Section 22, T3S, R19E, M.D.M
1659 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 103	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M.
1659 feet south and 5053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 104	SE 1/4 of Section 22, T3S, R19E, M.D.M
2259 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 105	SE 1/4 of Section 22, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M.
2259 feet south and 5053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 106	NE 1/4 of Section 27, TS, R19E, M.D.M
SE 1/4 of Section 22, T3S, R19E, M.D.M.
2859 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 107	NE 1/4 of Section 27, TS, R19E, M.D.M
SE 1/4 of Section 22, T3S, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
SW 1/4 of Section 23, T3S, R19E, M.D.M
2859 feet south and 5053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 108	NE 1/4 of Section 27, TS, R19E, M.D.M
3459 feet south and 5003 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 109	NE 1/4 of Section 27, TS, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
3459 feet south and 5053 feet east from the W 1/4 corner of
Section 22, T3S, R19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 110	NE 1/4 of Section 27, TS, R19E, M.D.M
4059 feet south and 4428 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 111	NE 1/4 of Section 27, T3S, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
4059 feet south and 6503 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Triy 112	NE 1/4 of Section 27, TS, R19E, M.D.M
4659 feet south and 3553 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 113	NE 1/4 of Section 27, T3S, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
4659 feet south and 6503 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 114	NE 1/4 of Section 27, T3S, R19E, M.D.M
SE 1/4 of Section 27, T3S, R19E, M.D.M.
5269 feet south and 3553 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 115	NE 1/4 of Section 27, T3S, R19E, M.D.M
SE 1/4 of Section 27, T3S, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
SW 1/4 of Section 26, T3S, R19E, M.D.M
5259 feet south and 6503 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 116	NE 1/4 of Section 26, T3S, R19E, M.D.M
SE 1/4 of Section 23, T3S, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
SW 1/4 of Section 23, T3S, R19E, M.D.M
2859 feet south and 6553 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 117	NE 1/4 of Section 26, TS, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
3459 feet south and 6553 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 118	NE 1/4 of Section 26, TS, R19E, M.D.M
NW 1/4 of Section 26, T3S, R19E, M.D.M.
4059 feet south and 6553 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 121	SE 1/4 of Section 23, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M
459 feet south and 8003 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 122	SE 1/4 of Section 23, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M
1059 feet south and 8003 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 123	SE 1/4 of Section 23, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M
1659 feet south and 8003 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

Troy 124	SE 1/4 of Section 23, T3S, R19E, M.D.M
SW 1/4 of Section 23, T3S, R19E, M.D.M
2259 feet south and 8003 feet east from the W 1/4 corner of
Section 22, T3S. R 19E, M.D.B.M
Claim is approximately 1500 feet long and 600 feet wide
General course load is from easterly to westerly direction

The Troy Mining Zone Location Map – Mariposa County

Location of Star’s Mining Property
Within the Historic “California Mother Load”

DIVISION OF MINES AND GEOLOGY
JAMES F. DAVIS, STATE GEOLOGIST

STATE OF CALIFORNIA - PETE WILSON, GOVERNOR
THE RESOURCES AGENCY - DOUGLAS P. WHEELER, SECRETARY
DEPARTMENT OF CONSERVATION - LAWRENCE J. GOLDZBAND, DIRECTOR

MAP OF CALIFORNIA HISTORIC GOLD MINES
THE CALIFORNIA GOLD DISCOVERY TO STATEHOOD SESQUICENTENNIAL (1998-2000) EDITION

"It was known that mines of the precious metals existed to a considerable extent in California at the time of its acquisition. Recent discoveries render it probable that these mines are more extensive and valuable than was anticipated. The accounts of the abundance of gold in that territory are of such an extraordinary character as would scarcely command belief * * *. The effects produced by the discovery of these rich mineral deposits, and the success which has attended the labors of those who have resorted to them, have produced a surprising change in the state of affairs in California."

James K. Polk
The President of the United States
December 5, 1848

MAP OF CALIFORNIA HISTORIC GOLD MINES

The California Gold Discovery To Statehood Sesquicentennial (1998 - 2000) Edition

Poster Prepared by Les Youngs

1998

DEPARTMENT OF CONSERVATION
Division of Mines and Geology

Troy's Mining Claims Covering 10,500 acres
Sacramento
PACIFIC
OCEAN
Del Norte
Siskiyou
Modoc
Shasta
Lassen
Humboldt
Trinity
Tehama
Plumas
Butte
Mendocino
Glenn
Sierra
Nevada
Yuba
Sutter
Colusa
Lake
Placer
El Dorado
Yolo
Sonoma
Napa
Amador
Alpine
Calaveras
Solano
Sacramento
Marin
San Francisco
Contra Costa
San Joaquin
Tuolumne
Mono
Alameda
Stanislaus
Mariposa
San Mateo
Santa Clara
Merced
Santa Cruz
Madera
Fresno
San Benito
Inyo
Monterey
Tulare
Kings
San Luis Obispo
Kern
Santa Barbara
Ventura
Los Angeles
San Bernardino
Riverside
Orange
San Diego
Imperial
Scale 1:1,500,000

EXPLANATION

- Historic Lode Gold Mine Location
- Historic Placer Gold Mine Location
- Active Gold Mine Location (1996-1998)

This map shows the locations of 9,259 historic lode gold mines and prospects, the locations of 4,112 historic placer gold mines, and the locations of 18 active gold mines. The data are from the California Department of Conservation's Division of Mines and Geology and Office of Mine Reclamation.

Dry diggings, circa 1850s.
Division of Mines and Geology archives.

Basic lode mining, circa 1920s.
Division of Mines and Geology archives.

Station 1000 feet level, Omaha Mine - Grass Valley, circa 1860s.
Division of Mines and Geology archives.

Head of Auburn Ravine, 1852.
Division of Mines and Geology archives.

A circa 1870s outing at a hydraulic mining operation.
Division of Mines and Geology archives.

Chinese gold miners working a 'Coyote Hole' in the Folsom area, circa 1900.
Courtesy Natomas Company collection, Sacramento Archive and Museum Collection Center.

The working dredge Folsom No. 2, June 28, 1906.
Division of Mines and Geology archives.

"The men who settled the country [California] imparted to it a good deal of their own nature, which knows no period of boyhood. The Americans spring at once from childhood, or almost infancy, to manhood; and California, no less rapid in its growth, became a full-grown State, while one-half of the world still doubted its existence."

J. D. Borthwick
Three Years In
California, 1857

California Department of Conservation, Division of Mines and Geology, P.O. Box 2980, Sacramento, California 95812-2980, (916) 445-5716, Web Site: http://www.consrv.ca.gov/

There are seven (7) portals. The method Troy used to stake its claims was to land-lock the area surrounding these claims in a way to prevent outside interests to stake the additional original AT&E claims. Since existing roads, trails, etc. may be expanded but no new ones constructed without further government approval, this program proved effective. Troy’s plan was at such time as it was ready to begin opening the various portals for production to survey and stake the additional 290+ claims facilitated by its road and trail structure that provides access to them. These additional claims together with the existing claims would provide Star with control over ~10,500 acres, 130 miles due East of San Francisco Bay.

Photographs of the Troy Mining Zone

The Mining Property, showing site buildings

Mining Property

Mining Property

33

Mine Shaft

34

Bunker

35

Main Road

36

Mine

37

Mill

38

Mill

39

Mill

40

Mill

41

Mill Building

42

Rock Face Inside the Mine Showing Ore

43

Bunker

44

Mine Map	Inside Mine	Inside Mine

45

Several Pictures Taken at the Mine Site late November 2019 Follow commsa mining rights

If the Company consummates the Commsa Acquisition under the Share Purchase Agreement with Mr. Lemus, it will acquire 51% of Commsa, a Honduran Corporation, and as a part of that acquisition the Company will acquire Commsa’s mining rights to five mines that run near a stretch of the Rio Jalan River and are in the process of being prepared for mining production. Below is the summary of Commsa Mining Rights.

The environmental licenses have been obtained and exploration is ongoing. Local small mining operations are producing a minimum of 250 to 300 oz of gold per site per month while losing approximately 50% of the recoverable gold particles. We expect that our expanded operations, using modern equipment and our new Genesis program, recently acquired, should result in up to a 98% rate of recoverable gold, leading to significantly higher quantities of gold per site.

Located two hours from the capital city of Choluteca, Honduras, CONNSA owns the concession for unlimited exploitation, land and drill holes. The Potosi area is rugged with elevations ranging from 300m to 1050m ASL. Saprolite and quartz - rich outcrop provide often treacherous footing on steep hills. Outcrop is sparse with topographic highs being capped either by resistant quartz - veined andesites, Padre Miguel group rocks or rhyolite intrusive doming.

Hardy plants and trees populate the regions proportional to altitude, soil, and water supply. Generally, the topographically higher elevations are covered with pine forests and pine needle carpets. Lower regions, especially in stream and river drainages are covered in deciduous single canopy jungle.

Choluteca, the fourth largest city in Honduras, has a wide range of hotels and rental dwellings as well as good supply, repair, and communications infrastructure. The city and the national capital, Tegucigalpa, are joined by 130km of the paved highway. The highway also provides access from Choluteca to Clavos Road, one of many logging and agricultural roads throughout the area. Potosi is reached by driving 50km east on the highway from Choluteca and taking the dirt road to Porteritos, a total of 1.5 hours driving time. The highway has both passenger and heavy transport capabilities.

Choluteca is serviced by twelve daily bus runs. Daily international airline service is available to Tegucigalpa from every country while Choluteca is serviced by an airstrip capable of landing 737 sized aircraft.

A large, skilled labor force with some mining experience, can be mobilized in most Honduran towns. The mining concessions are centered at 13” 15’N and 87” 00’Win the area of Choluteca, Honduras.

Mining and exploration history

At present, the Potosi area is not being mined by other than small, high-grade operations consisting of one or two local individuals. They focus upon known occurrences such as Tajo, San Antonio and, lately, San Benito with hand tools, cobbing and molinete techniques. The area has seen sporadic gold mining activity since the time of the Spanish colonists 100 hundred years ago. Within the Potosi concession, Rosario Mining performed large scale underground tunneling in the Guadaloupe, San Antonio, Guapinol, El Caballo and Tajo adits using tracked techniques of First World War vintage. Brush-overgrown roads and at least several hundred meters of tunnels, most of them collapsed, are the legacy of this earlier work. An unnamed American company did some small shafts and tunnels at Volcancito, and Jobos. No production records or plans are available.

Geology Project

Perhaps ten percent of the Potosi area is rock outcrop. In a macro sense the outcrop available for mapping may be broken up into two Tertiary volcanic rock groups: the Oligocene Matagalpa Formation (mainly andesitic in composition) and the Miocene Padre Miguel Group (mainly rhyolite / dacite). Matagalpa Formation rocks contain andesite flows, crystal tuffs, feldspar porphyries, basalt, and finer grained volcano-sediments unconformably overlain by the Padre Miguel rocks (rhyolitic to dacitic tuffs). Later stage rhyolite doming occurs in the San Antonio Mine area and immediately east of the San Benito occurrence. The Cerro Potosi topographic high is probably correlative to the Padre Miguel group rooks. Later stage mafic, intermediate, and felsic diking crosscut the main units. Padre Miguel rocks are invariably bleached white to pink to grey mass of devitrified and silicified rhyolite to dacite, ignimbrite or silicified breccia. White, angular metamorphosed/altered clasts are diagnostic of this occurrence at Pantaleon. Welding is observable in core.

At Potosi, the rock types are variations on the Matagalpa theme, except for Pantaleon, where the prime target was gold bearing epithermal quartz veining within Padre Miguel rocks. It was also hoped that the contact between the Padre Miguel and Matagalpa rocks would be a logical horizon for gold alteration zones.

The majority of outcrop mapped on the project is from the Matagalpa group: a flat-lying sequence of medium grained porphyritic tuff breccia of intermediate composition. Markedly porphyritic flows were mapped on surface and logged in drill holes. The size and shape of the light grey/white feldspar phenocrysts varies from millimeter to slightly less than 0,75 cm. More massive, non-porphyritic, fine-grained andesite was identified either as volcanic flow or tuffs. The Matagalpa group is predominantly subaerial with limited sections of banded, lamellar tuffs which may have been subaqueous. Pyroclastic andesite breccias are mapped and logged in all the focus zones. Heterolithic lapilli are common constituents of the lapilli tuff. Heterolithic agglomeratic andesite and medium to coarse tuff breccia is logged in the San Benito drill holes. Fine grained intermediate dykes which may be feeder dykes cut the same drill holes.

Felsic intrusive domes are subaerial in nature. Flow banding and spherulites are common. The main target of the drilling at San Antonio and Tajo is epithermal quartz veining and attendant alteration and silicification zones.

Structure: The principal trend mapped at San Antonio dips steeply to the north and is coincident with an east - west striking ridge. The trend is traceable on surface from San Antonio through Corales / Guadaloupe where the strike becomes more northerly, increasing from generally east-west to west-north-west (270 to 310/320). There are indications that the west-north-west striking Corales / Guadaloupe Mines exploit a second structure mirroring the Nicaraguan trough. This trend disrupts the east-west trend hosting the San Antonio structure.

Epithermal quartz veining is evidently controlled by structurally prepared fault and fracture zones. These zones have provided the conduit for gold bearing siliceous fluids driven by felsic doming as a "heat engine".

Alteration: Feldspar and clay alteration is to moderate intense in the weathering horizon and adjacent to structurally affected areas and/or within the aura of related, epithermally altered, siliceous zones. This alteration is in direct proportion to proximity of structural movement and quartz veining. The near surface feldspar phenocrysts are soft, crumbly and subhedral to anhedral in form. Sausseritization is common in core.

Hematization is ubiquitous in surface rocks due to the weathering profile created by meteoric water circulation and subsequent oxidation. Faulted and fractured rocks are also commonly hematized to varying extents.

Silicification: All rock units have silicified intersections (usually influenced by epithermal quartz veining) although pervasive silicification has been noted on the metre scales in core and adjacent to quartz breccia zones during the mapping phase. Epidotization is part of a classic zonation especially noticeable at San Benito where pervasive epidote gives way to pyritization and finally to silicification proximal to epithermal quartz veining and associated chalcopyrite, galena, sphalerite, silver minerals and gold.

Sulphides / mineralization: There is a distinct correlation between the presence of sulphide presence, type, and percentages to gold mineralization as noted in zone descriptions and core logs. Sulphides are not consistent as to type or quantity between drilled zones. If indeed there is a gold pathfinder element at Potosi, it is copper. Chalcopyrite, galena, pyrite, sphalerite, silver minerals (acanthite) and their oxide analogues are present in the best mineralized intersections..

Below is a mineral resource summary for the Clavos. The report is compiled from internationally validated exploration documentation that meets the standards set by Canadian National Instrument 43-101, (NI 43-101) and National Instrument 43-101CP, and National Instrument 43-101F1.

506000
507000
508000
1470000
1469000
1468000
NW CORNER OF POTOSI
EXPLOITATION CONCESSION
NE CORNER OF POTOSI
EXPLOITATION CONCESSI
P4
P1
P2
P3
PROPERTY
POTOSI
SAN ANTONIO
POTOSI 2
CERRO COPAL
EL TAJO
CHELLON
SW CORNER OF POTOSI
EXPLOITATION CONCESSION
SE CORNER OF POTOSI
EXPLOITATION CONCESSION

CONCESSION
COORDINATES SYSTEM DATUM NAD 27

VERTEX	EAST	NORTH
P1	507999.897	1470000
P2	507999.897	1467999.884
P3	505999.923	1467999.884
P4	505999.923	1470000

AREA= 4,000,180.603m2
40.00 Km2

VEINS OR BODIES	NAME
	SAN ANTONIO
	CERRO COPAL
	POTOSI
	POTOSI 2

PROPERTY

GRAPHIC SCALE
0 200 400 600 800 1,000
METROS

PROYECTO:
CONTENIDO: VEINS OR BODIES
FECHA: FEBRERO, 2022
ESCALA: 1:5,000

VEINS OR BODIES

ESCALE: 1/5,000

Belize
Guatemala
Gulf of Honduras
Bay Islands
Honduras
Colón
Atlántida
Cortés
Santa Bárbara
Yoro
Gracias a Dios
Copán
Lempira
Olancho
Comayagua
Ocotepeque
Intibucá
La Paz
Francisco Morazán
El Paraíso
Clavos
El Salvador
Valle
Choluteca
Nicaragua
Pacific Ocean
N
W
E
S
U.S.A
Atlantic Ocean
Gulf of Mexico
Cuba
República Dominicana
Honduras
Mexico
Belize
Jamaica
Haiti
Mar Caribe
Guatemala
El Salvador
Nicaragua
Venezuela
Panamá
Costa Rica
Colombia
Pacific Ocean

Clavos

Location Map

Clavos

1996 sampling traverses by Entre Mares personnel (geologists Scoretz, Malfair, Cheng, Fraser and McCarthy at different times) indicated that anomalous gold was present at Clavos zone in structurally and stratigraphically favorable terrain. Then by an independent group of Geologist from Guatemala lead by Ruben Leal in 2005 and then again in 2020 further sampling from Clavos confirmed the ancient mineralized zones, as well as new potential ones and complete economics and metallurgic reports.

The Choluteca concessions encompass an area characterized by steep hills, rugged relief interspersed with rounded coast mountains and ridges and domes interspersed with precipitous valleys. Cliffs are not uncommon particularly along zones of structural uplift or downthrow.

Physiography and Climate

Clavos is steeper topographically with rhyolite doming and very steep valleys throughout the property.

Topography varies widely from 60m on the west side to 1190m in the northeast corner of the properties.

Honduras is subject to temperatures ranging from the low 20's into the 40's (degrees Celsius) dependent upon the season. Climate is logically broken up into extremes: the rainy season (June to October) and the dry season (November to May).

Potosi

Location and access

The Potosi Project is in the Municipality of Concepcion de Maria in southern Honduras, Department of Choluteca.

Map 2855-IV (Concepcion de Maria - Cinco Pinos, 1:50,000 topographic sheet) covers most of the property. The nearest center of commerce is Choluteca, the fourth largest city in Honduras.

Access to Potosi is best achieved from the San Francisco turn-off on the Pan American Highway east of Choluteca. A 1.5-hour journey from Choluteca by 4x4 to the village of Porteritos via highway and dirt road is the most efficient means of travel.

Physiography

The Potosi area is rugged with elevations ranging from 300m to 1050m ASL. Saprolite and quartz - rich outcrop provide often treacherous footing on steep hills. Outcrop is sparse with topographic highs being capped either by resistant quartz - veined andesites, Padre Miguel group rocks or rhyolite intrusive doming.

Hardy plants and trees populate the regions proportional to altitude, soil, and water supply. Generally, the topographically higher elevations are covered with pine forests and pine needle carpets. Lower regions, especially in stream and river drainages are covered in deciduous single canopy jungle.

Geology

Geology Project

Perhaps ten percent of the Potosi area is rock outcrop. In a macro sense the outcrop available for mapping may be broken up into two Tertiary volcanic rock groups: the Oligocene Matagalpa Formation (mainly andesitic in composition) and the Miocene Padre Miguel Group (mainly rhyolite / dacite). Matagalpa Formation rocks contain andesite flows, crystal tuffs, feldspar porphyries, basalt, and finer grained volcano-sediments unconformably overlain by the Padre Miguel rocks (rhyolitic to dacitic tuffs). Later stage rhyolite doming occurs in the San Antonio Mine area and immediately east of the San Benito occurrence. The Cerro Potosi topographic high is probably correlative to the Padre Miguel group rooks. Later stage mafic, intermediate, and felsic diking crosscut the main units. Padre Miguel rocks are invariably bleached white to pink to grey mass of devitrified and silicified rhyolite to dacite, ignimbrite or silicified breccia. White, angular metamorphosed/altered clasts are diagnostic of this occurrence at Pantaleon. Welding is observable in core.

At Potosi, the rock types are variations on the Matagalpa theme, except for Pantaleon, where the prime target was gold bearing epithermal quartz veining within Padre Miguel rocks. It was also hoped that the contact between the Padre Miguel and Matagalpa rocks would be a logical horizon for gold alteration zones.

The majority of outcrop mapped on the project is from the Matagalpa group: a flat-lying sequence of medium grained porphyritic tuff breccia of intermediate composition. Markedly porphyritic flows were mapped on surface and logged in drill holes. The size and shape of the light grey/white feldspar phenocrysts varies from millimeter to slightly less than 0,75 cm. More massive, non-porphyritic, fine-grained andesite was identified either as volcanic flow or tuffs. The Matagalpa group is predominantly subaerial with limited sections of banded, lamellar tuffs which may have been subaqueous. Pyroclastic andesite breccias are mapped and logged in all the focus zones. Heterolithic lapilli are common constituents of the lapilli tuff. Heterolithic agglomeratic andesite and medium to coarse tuff breccia is logged in the San Benito drill holes. Fine grained intermediate dykes which may be feeder dykes cut the same drill holes.

The main target of the drilling at San Antonio and Tajo is epithermal quartz veining and attendant alteration and silicification zones.

Drilling at the Tajo showing delineated a quartz vein structure striking WNW and dipping moderately to the northeast. Diamond drill holes PT97-05 to PT97-11 intersected the structure along a strike length of 150m over a 125m down dip extension.

The Tajo Showing is located on a variably dipping (15-30o) north-east facing slope. The Tajo structure was approached through a series of short drill holes. The structure was pierced repeatedly at anticipated depths based on a 295o strike and -35o N dip; except in PT97-11 where the vein was intercepted 20m higher in the hole. This may be explained by a swing in the strike to the northwest or an offset through faulting. Field evidence indicates that the structure begins to strike 315o on the western end of the grid. The best assay was in PT97-7 (2.29g/T over 8.0m including a core zone of 12.2g/T over 1.4m). it is geometrically demonstrable that the core zone corresponds to the base metal rich sulfide intervals of the Tajo vein.

San Antonio

The San Antonio zone was the first structure mapped and drilled during the program. The surface mapping showed altered porphyritic and a site overlying a more massive unit of andesite tuff / lapilli tuff. 1:1000 scale surface mapping and diligent sampling of all promising areas was performed on and off the grid. The underground mapping indicated that the San Antonio Mine topographically overlaps the Todos Santos Mine in Rosario Mining's earlier attempt to mine the San Antonio structure.

From 2004 to 2005 12 new drills were performed by Ruben Leal at San Antonio to prove gold reserves and extend the anomalous underground samples and DDH 94-5 mineralization.

San Benito

An approximately 700 x 350m zone has been sampled with highly anomalous Au values obtained. It is open to both east and west and appears to represent stacked epithermal quartz zones with Au, Ag and Cu mineralization. Another hole to the west of the Vespa Pit, possibly drilling under the chimney zone would be useful in extending mineralization; a hole should be drilled to test the eastward extension of the chalcopyrite-bearing quartz veins mapped there. Surface samples in pits and trenches returned more than 10g/T Au values. A program of at least five, 100m drill holes would be necessary to properly test the very wide and persistent zone of base metal and gold enhancement within silicification and quartz veining identified on the grid.

Cerro Copal

Lithology of Cerro Copal is the same as Tajo.

From 1999 to this day this area is also being mined on a small scale by locals following high gold grades. Ending with complex underground structure that allows us to create a 3D without drilling.

This new exploration area follows the Limon’s trend from Nicaragua Gold belt.

Lion Works, Inc.-Genesis Ore Extraction Process

On March 19, 2023, the Company, as Buyer entered into that certain share purchase agreement with J. Lemus, as Seller which contemplated acquisition of 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis proprietary system (“Genesis”). This green, environmentally friendly, process, extracts up to 98% of the minerals, including gold and many rare earth elements from Oxide and complex Ores. Furthermore, the process takes 12 - 48 hours which is considerably shorter than the 40 to 120 days other leaching processes take. Furthermore, the heap leaching process, as a general rule only extracts up to 70% of the gold or other minerals from the ore. If left for one to two years it is possible to extract up to 90% of the minerals from the ore using heap leaching methods and compared to CIL plant processing has the same effectiveness without the cost. CIL stands for carbon in leach. This is a gold extraction process called cyanidation where carbon is added to the leach tanks or reaction vessels so that leaching and absorption take place in the same tanks. It is the most commonly used leaching process for the extraction of gold. This process has a higher capital and operating cost but generally has an improved gold recovery of between 20 and 30%. However, this process is still more expensive than our Genesis system, is environmentally unfriendly, is still slow compared to Genesis and in the first 4 to 6 months extracts much less ore than our Genesis system achieves over 12 to 48 hours.

Genesis is the key process that makes economically unviable deposits around the world viable and profitable again.

Genesis is a sustainable extraction method, that yields an improved recovery rate in a much shorter time period even where the presence of gold is as little as 0.10 parts per million. There are no emissions, and the system is environmentally friendly.

Upon the consummation of the transactions contemplated by the Share Purchase Agreement, pursuant to which Lion Works will become the Company’s majority-owned subsidiary (the Lion Works Acquisition), the Company intends to have independent geologists and engineers review the two different systems and write reports on the process. This will be another use of the funds raised though the S-1 registration and funding process.

The Genesis Oxide System

The Genesis system accelerates the rate of dissolution of gold to nearly an immediate rate, therefore reducing the standard time of extraction from approximately 40-120 days to a few hours Consequently, the costs of production are dramatically reduced. The system is scalable and the smaller units are modular and can easily be transported from location to location.

Beyond the economic advantages it also provides immediate technical solutions to difficulties caused by fine materials and resolves the need to agglomerate. The speed of extraction of gold is up to 400 times faster than conventional heap leaching.

Versatility

At the heart of the Genesis system is a reactor module that makes the system versatile in its relationship with installation, construction, and repositioning. The system’s conception, design, and its structural development is the innovative solution to older methods of extraction. In addition to the numerous international collaborations it has resulted in the creation and implementation of Genesis for the provision of a practical and economical solution that is effective, feasible, and reliable; characteristics which the mining industry has always required.

The area needed to operate a complete module is merely 2,500 square meters which includes the absorption plant, a convenient reduction in space requirements as compared to Heap leaching.

The Genesis Refractory System

The Genesis Refractory system works on complex ores. This genesis system has a very significant transformation rate from double refractory lock gold into free oxide gold. The system operates within a processing time of just a few hours, thereby reducing very significantly the time that a heap leaching system would take.

The Genesis system is the only economically feasible solution for complex low-grade deposits and the only Cost-effective process to treat double refractory gold and other minerals.

This system like the Genesis oxide system is an innovative solution that significantly improves the older methods. It is environmentally safe, has no emissions and its speed of extraction is very cost effective. The true benefits are that it can be used on tailing piles, extracting in most instances more minerals than was originally extracted with the older methods. It also cleans up these tailing piles during the extraction process leaving smaller rocks and gravel that can be used on roads and rail tracks etc. The dirtiest of all tailings are coal tailings and our equipment works very efficiently on these tailings extracting minerals and leaving useable rock residue.

Key Points:

•	Lower capital investment needs in comparison to the standard processes available in the industry.
•	System is much faster than regular heap leaching methods.
•	Improved rate of extraction.
•	Solution for low gold grade deposits.
•	Solution for economically unviable deposits.
•	Genesis has the same efficiency as a CIL plant without the costs.
•	Reduced cost of production as compared with standard methods of extraction.
•	Environmentally friendly process
•	Modular structure system
•	Easy to scale
•	the smaller units are mobile, designed to be easily transported without any secondary costs
•	Easy to adapt and displace in complicated terrains
•	Option to substitute cyanide for a green chemical agent
•	Lower cost of production per ounce
•	The construction of processing plant from scratch would require under 6 months
•	Capacity for complete automation
•	Precise control and measurement of the recovery of the precious metals.
•	Experience in managing conventional mining plants is not required for setting-up Genesis
•	Eliminates all risk in setting-up production in under a non-explored gold-bearing zones
•	Eliminates the need to grind the mineral ore
•	Genesis is a closed system, eliminating the risk for spillages
•	Considerably reduces the need for water, making it particularly viable for arid sites
•	Water and chemical agents are all reutilized and recycled
•	Machine has no emissions, making it very safe.

The Genesis system also solves the problem that mining companies may experience following the decision in 2022 of the U.S. Appellate Court for the 9th Circuit known as the “Rosemont decision. In that decision the Court rules that while federal mining law allows companies to mine on federal land where economically valuable minerals are present, they are not guaranteed the right to use federal land without valuable minerals as a dumping site for the mine. The Genesis system resolves any potential issues related to the mining waste/tailings, since it not only extracts minerals from the tailings, but also cleans tailings leaving the residual as usable gravel for roads and railways.

The cost effectiveness of our Genesis eco-friendly system means that many closed and unprofitable mines can be operated again, due to the significant increase in profitability with the lower cost of operation than conventional methods.

First Prototype of the GENESIS oxide System

First Industrial Scale GENESIS Refractory System

Our Growth Strategies

The Company is planning to reopen the mining properties it acquired from Troy in 2024. to to complete the Commsa Acquisition and the Lion Works Acquisition, and to purchase the equipment necessary to start operations in Honduras and West Africa and actualize commercial production from the mines. We believe that these activities will generate revenues and profit. The Company is also exploring the acquisitions of assets and majority interests in companies with proprietary software related to artificial intelligence technology and in the fintech arena. To implement this business plan, it will require the full utilization of our management, financial and other resources and raising the funds necessary for the businesses. Our ability to manage growth effectively will depend on our ability to quickly scale-up operations and to recruit, train and manage operations, management, and technical personnel and to retain the current successful management team and adding experienced personnel to the team to enable us to meet our production expansion plan.

Competition

The mining business is highly competitive. Many of our competitors have greater financial resources than we have. As a result, we may experience difficulty competing with other businesses when conducting development and mining activities. In addition, marketing our new technology will take time to gain traction in the mining industry. Numerous factors beyond our control may affect the marketability of gold recovered from our mining properties. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital. If we purchase assets and/or majority interests in companies in the fintech arena, it would be even more difficult to compete with other companies that have developed their business in this highly competitive area and have greater financial resources than we have.

Intellectual Property

We currently do not have any patents or trademarks registered in the name of the Company. Upon the acquisition of 51% interest in Lion Works, we will acquire 51% in the proprietary technology owned by Lion Works, called “Genesis,” however this technology has not been patented, and the Company will need to engage a patent attorney to apply for the patent registration with the United States Patent and Trademark Office. Currently, the Company uses a combination of copyright, non-registered trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect its intellectual property rights to technologies that the Company may acquire or develop.

Compliance with U.S. Government Regulation.

The General Mining Law of May 10, 1872, as amended (30 U.S.C. §§ 22-54 and §§ 611-615) is the major U.S. federal law governing locatable minerals. This law allows citizens of the United States the opportunity to explore for, discover, and purchase certain valuable mineral deposits on those federal lands that are open to mineral entry. The law sets general standards and guidelines for claiming the possessory right to a valuable mineral deposit discovered during exploration. The General Mining Law allows for the enactment of state laws governing location and recording of mining claims and sites that are consistent with federal law. The federal regulations implementing the General Mining Law are found at Title 43 of the Code of Federal Regulations (CFR) in Groups 3700 and 3800.

A mining claim is a selected parcel of U.S. federal land, valuable for a specific mineral deposit or deposits, for which the claimant has asserted a right of possession under the General Mining Law. All rights to the Star Alliance International Corp. Claims are restricted to the exploration and extraction of a mineral deposit. The rights granted by a mining claim protect against a challenge by the United States and other claimants only after the discovery of a valuable mineral deposit. The two types of mining claims are lode and placer. The Star Alliance International Corp. Claims are lode claims. Lode claims cover classic veins or lodes having well-defined boundaries and also include other rock in-place bearing valuable mineral deposits. Lode claims are usually located as parallelograms with the side lines parallel to the vein or lode. The end lines of the lode claim must be parallel to qualify for underground extralateral rights. Extralateral rights involve the rights to minerals in vein or lode form that extend at depth outside the vertical boundaries of the claim. The Star Alliance International Corp. Claims are a mixture of patented and unpatented mining claims. A patented mining claim is one for which the federal government has conveyed title, making it private land. Since October 1, 1994, the BLM has been prohibited by acts of Congress from accepting any new mineral patent applications.

Generally, all claimants must pay an annual maintenance fee per claim or site to the BLM, or file for a waiver from payment of fees by September 1 of each year. Failure to file for a waiver or pay the fee by September 1 results in the claim or site becoming forfeited by operation of law. Assessment work is work or labor performed that develops the claim for production (43 CFR Part 3836). Geological, geophysical, and geochemical surveys may qualify as assessment work for a limited period. Use of these surveys requires the filing of a detailed report, including basic findings.

State laws also require the annual filing of an affidavit of assessment work with the proper county if the work is performed. The filing of an affidavit of annual assessment work with both the local county office and the proper BLM State Office is required if the claimant elects to file a waiver from payment of the maintenance fees. The affidavit or proof of labor must be filed no later than December 30 following the filing of a waiver in the proper BLM State Office and in the county or borough recorder’s office.

The performance of assessment work must be within a certain period referred to as the assessment year. The assessment year begins at noon of each September 1. It ends at noon September 1 of the next year (43 CFR Part 3836). Performance of assessment work need not occur during the first assessment year of location.

Exploration and mining activities on BLM-administered land are controlled by the regulations of the Secretary of the Interior contained in 43 CFR, Subparts 3715 and 3809. We are required by these regulations to prevent unnecessary or undue degradation of the land. For activities other than casual use, we will be required to submit either a notice or a plan of operations. A plan of operations, which includes a reclamation plan, is required where activities involve the surface disturbance of more than 5 acres. Notices also require the submission of a reclamation plan and are submitted for exploration activities covering 5 acres or less. There is no requirement for notifying the BLM of casual use activities. Casual use activities are those that cause only negligible disturbance of public lands and resources. For example, activities that do not involve the use of earthmoving equipment or explosives may be considered casual use.

We will be required to reclaim any surface disturbing activity, even if the claim or site is declared abandoned and void or forfeited by the BLM. Reclamation will be required if we relinquish the claim or site to the Federal Government. The BLM requires a reclamation bond or other financial security prior to approving a plan of operations or allowing operations under a notice to proceed. Surface Management actions are processed at the local level.

We intend to submit a plan of operations for our planned activities on the Star Alliance International Corp. Claims to the BLM district office. The plan of operations must include appropriate environmental protection and reclamation measures and describe either the entire operation proposed or reasonably foreseeable operations and how they would be conducted, including the nature and location of proposed structures and facilities.

The public has the conditional right to cross mining claims or sites for recreational and other purposes and to access federal lands beyond the claim boundaries. Although claimants have a right of access to a mining claim or site across federal lands, they are not allowed to cause unnecessary or undue degradation of the surface resources. Claimants may be liable for damages if found responsible for unnecessary loss of or injury to property of the United States. We may not construct permanent structures, mobile structures, or store equipment without the prior approval of an authorized federal official.

Employees

The Company currently has three employees, Richard Carey, Anthony Anish and Weverson Correia who are our three executive officers.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently do not own or rent any property. Our Chairman and President, Mr. Carey is using his personal office space at no cost to the Company.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, Inc., an inter-dealer quotation system, under the symbol “STAL” However, there is currently only a limited trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

On October 12, 2023, the last reported closing price of our Common Stock was $0.0013 per share.

Holders

As of October 13, 2023, the Company had 111 stockholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2022 and 2021. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Fernando Godina, for services as a director.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Bryan Cappelli for his services as a director.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Weverson Correia for this services as CEO.

On December 5, 2022, we issued 100,000 shares of common stock to a consultant for accounting services.

On December 26, 2022, we issued 1,000,000 shares of common stock to attorneys for legal services.

On March 7, 2023, we issued 190,114 shares of common stock to investment bankers as retaining fees.

On April 11, 2023, we issued 250,000 shares of common stock to a consultant for marketing advice.

On June 2, 2023, we issued 1,358,341 shares of common stock to an investment banker for services

On June 13, 2023 and June 15, 2023, the Company issued 3,333,333 and 5,160,606, respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On November 30, 2022, the Company issued 2,518,892 shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $100,000 convertible promissory note.

On December 6, 2022, the Company issued 1,928,979 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $139,851 convertible promissory note.

On December 21, 2022, the Company issued 1,538,461 Shares of common stock to Fast Capital, LLC upon conversion of the $40,000 convertible promissory note.

On January 5, 2023, the Company issued 1,539,385 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $30,018 convertible promissory note.

On January 11, 2023, the Company issued 2,012,821 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $31,400 convertible promissory note.

On January 17, 2023, the Company issued 1,472,372 Shares of common stock were converted to Geneva Roth Holdings, Inc. as a conversion of the $22,969 convertible promissory note.

On January 19, 2023, the Company issued 3,424,657 Shares of common stock to Fast Capital, LLC as a conversion of the $50,000 convertible promissory note.

On March 3, 2023, the Company issued 1,777,778 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $20,800 convertible promissory note.

On March 9, 2023, the Company issued 2,355,556 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $27,560 convertible promissory note.

On March 21, 2023, the Company issued 4,087,500 shares of common stock to Fast Capital, LLC as a conversion of the $32,500 convertible promissory note.

On March 16, 2023, we issued 1,000,000 shares of common stock as commitment shares to Keystone, pursuant to the Purchase Agreement.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this.

Our cash balance was $4,391 as of June 30, 2023. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds raised from the sale of shares and borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $25,547,794 and working capital of $(1,609,917) as of June 30, 2023, and a net loss of $10,489,394 most of which is a non cash expense. The Company used $461,573 of cash in operating activities for the year ended June 30, 2023. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

We are a smaller reporting company under Rule 12b-2 of the Exchange Act. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” such as that we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; we can use reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; we can use exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved.

Results of Operations for the years ended June 30, 2022 and 2021

Operating expenses

General and administrative expenses were $978,792 for the year ended June 30, 2022, compared to $94,508 for the year ended June 30, 2021, an increase of $1,815,073. The increase is due to an increase in filing fees and consulting expenses.

Professional fees were $142,863 for the year ended June 30, 2023, compared to $144,763 for the year ended June 30, 2022, a decrease of $1,900. Professional fees consist mainly of legal, accounting and audit expense. The decrease is due to lower legal and accounting fees.

There was a loss on conversion of common stock for Directors compensation of $3,211,400 and officer compensation of $3,100,500 for the year ended June 30, 2023 compared to $2,111,500 and $952,500 for the year ended June 30, 2022.

Other income (expense)

For the year ended June 30, 2023, we had interest expense of $308,823 and a net loss on conversion of debt of $166,799 compared to interest expense of $297,417 and loss on conversion of debt of $102,403 for the year ended June 30, 2022. In addition, there was a loss on issuance of convertible debt of $0 in 2023 compared to $575,396 in 2022. Interest expense has increased as a result of interest on notes payable that were added to the Company’s liabilities and the amortization of debt discount associated with our convertible notes.

Net Loss

Net loss for the year ended June 30, 2023 was $10,489,394 compared to $11,885,609 for the year ended June 30, 2022.

Plan of Operations

We expect that working capital requirements will continue to be funded through borrowing from related parties and others. Subsequent to the year end June 30, 2022, the Company acquired the mining claims and equipment assets of Troy Mining Corporation. We also acquired or entered into agreements to acquire other businesses during the year ended June 30, 2023.

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

Purchase of Significant Equipment

We do intend to purchase any significant equipment during the next twelve months subject to financing.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $25,547,794 and negative working capital of $(1,609,917) as of June 30, 2023, and a net loss of $10,489,394 most of which is non cash expense. The Company used $461,573 of cash in operating activities for the year ended June 30, 2023. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $491,573 for the year ended June 30, 2023 as compared to the net cash used in operating activities of $739,630 for the year ended June 30, 2022. The reduction in net cash used in operating activities from 2023 to 2022 is because stock issued for services decreased during the year ended June 30, 2023.

Net cash provided by financing activities was $394,240 and $1,004,565 for the years ended June 30, 2023 and 2022, respectively.

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

Item 8. Financial Statements and Supplementary Data

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Star Alliance International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Alliance International Corp. (the Company) as of June 30, 2023 and June 30, 2022, respectively, and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $25,547,794. For the year ended June 30, 2023, the Company had a net loss of $10,489,394. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Ste 1100 Denver, Colorado 80246

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

Denver, Colorado October 12, 2023 PCAOB# 6778

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash	$4,391	$71,724
Prepaids and other assets	482,500	547,350
Prepaid stock for services	–	1,813,854
Total current assets	486,891	2,432,928

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$994,423	$2,940,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$110,565	$52,760
Accrued expenses	75,681	25,961
Accrued expenses–related party	13,154	–
Loan payable – related party	42,500	–
Accrued compensation	346,060	212,428
Notes payable	202,051	193,866
Convertible notes payable, net of discount of $105,354 and $191,248, respectively	396,652	323,752
Derivative liability	1,010,145	689,231
Total current liabilities	2,196,808	1,497,998

Total Liabilities	2,196,808	1,497,998

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 163,950 and 207,500 shares issued and outstanding, respectively	165	208
Common stock, $0.001 par value, 500,000,000 shares authorized, 227,097,537 and 162,788,028 shares issued and outstanding, respectively	227,098	162,788
Additional paid-in capital	24,171,513	16,384,983
Stock subscription receivable	(56,250)	(50,000)
Accumulated deficit	(25,547,794)	(15,058,400)
Total stockholders’ (deficit) equity	(1,202,385)	1,442,462

Total liabilities and stockholders’ deficit	$994,423	$2,940,460

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2023	2022
Operating expenses:
General and administrative	$978,792	$1,897,581
General and administrative – related party	–	12,000
Mine development	–	791,500
Professional fees	142,863	144,763
Consulting	1,168,729	4,843,835
Director compensation	3,211,400	2,111,500
Officer compensation	3,100,500	952,500

Total operating expenses	8,602,284	10,753,679

Loss from operations	(8,602,284)	(10,753,679)

Other expense:
Interest expense	(308,823)	(297,417)
Change in fair value of derivative	(353,369)	(136,714)
Loss on conversion of debt	(166,799)	(102,403)
Loss on issuance of convertible debt	–	(575,396)
Other expense	(25,000)	(20,000)
Loss on conversion of preferred stock	(1,033,119)	–
Total other expense	(1,887,110)	(1,131,930)

Loss before provision for income taxes	(10,489,394)	(11,885,609)

Provision for income taxes	–	–

Net loss	$(10,489,394)	$(11,885,609)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)
Weighted average common shares outstanding – basic and diluted	193,155,882	145,317,205

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	–	$–	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock sold for cash	–	–	–	–	–	–	21,955,000	21,955	604,045	(32,000)	(30,000)	–	564,000
Preferred Stock sold for cash	–	–	–	–	207,500	208	–	–	207,292	–	–	–	207,500
Stock issued for services	–	–	–	–	–	–	9,866,444	9,866	9,042,634	(3,000)	–	–	9,049,500
Stock issued for services – related party	–	–	–	–	–	–	4,500,000	4,500	2,757,000	–	–	–	2,761,500
Stock issued for debt	–	–	–	–	–	–	1,947,000	1,947	680,603	(6,633)	–	–	675,917
Stock issued for acquisition	–	–	–	–	–	–	200,000	200	299,800	–	–	–	300,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(11,885,609)	(11,885,609)
Balance, June 30, 2022	1,000,000	1,000	1,833,000	1,883	207,500	208	162,788,028	162,788	16,384,983	–	(50,000)	(15,058,400)	1,442,462
Stock sold for cash	–	–	–	–	–	–	50,000	50	6,200	–	(6,250)	–	–
Preferred stock sold for cash	–	–	–	–	268,200	268			230,931	–	–	–	231,199
Stock issued for services	–	–	–	–	–	–	5,109,169	5,109	138,932	–	–	–	144,041
Stock issued for services – related party	–	–	–	–	–	–	21,000,000	21,000	5,924,000	–	–	–	5,945,000
Stock issued for debt	–	–	–	–	–	–	16,050,618	16,050	448,180	–	–	–	464,230
Preferred stock converted to common stock	–	–	–	–	(311,750)	(311)	22,099,722	22,101	1,035,298	–	–	–	1,057,088
Warrants issued	–	–	–	–	–	–	–	–	24,092	–	–	–	24,092
Preferred dividends	–	–	–	–	–	–	–	–	(21,103)	–	–	–	(21,103)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(10,489,394)	(10,489,394)
Balance, June 30, 2023	1,000,000	$1,000	1,833,000	$1,883	163,950	$165	227,097,537	$227,098	$24,171,513	$–	$(56,250)	$(25,547,794)	$(1,202,385)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,489,394)	$(11,885,609)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	144,041	7,235,646
Common stock issued for services - related party	5,945,000	2,761,500
Prepaid stock issued for services	1,813,854	–
Loss on conversion of debt	166,799	102,403
Loss on conversion of preferred stock	1,033,119	–
Loss on issuance of convertible debt	–	575,396
Other expense	25,000	20,000
Change in fair value of derivative	353,369	136,714
Debt discount amortization	242,200	272,616
Changes in assets and liabilities:
Prepaids and other assets	64,850	(47,350)
Accounts payable	57,805	34,382
Accrued expenses	34,998	20,247
Accrued expenses – related party	13,154	–
Accrued compensation	133,632	34,425
Net cash used in operating activities	(461,573)	(739,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaids and other assets	–	(200,000)
Net cash used in investing activities	–	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	42,500	–
Proceeds from the sale of common stock	–	544,000
Proceeds from the sale of preferred stock	231,200	207,500
Proceeds from convertible note payable	127,355	501,250
Repayment of convertible note payable	(15,000)	–
Proceeds from notes payable	42,000	138,971
Payment on notes payable	(33,815)	(387,156)
Net cash provided by financing activities	394,240	1,004,565

Net change in cash	(67,333)	64,935
Cash at the beginning of year	71,724	6,789
Cash at the end of year	$4,391	$71,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$154,300	$97,154
Common stock issued for investment	$–	$300,000
Common stock issued for prepaid services	$–	$1,813,854

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014 under the laws of the state of Nevada. The primary purpose of the Company is to acquire and develop gold mining as well as certain other mining properties worldwide, finding patented new mining technologies and proprietary technology outside the mining industry.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023:

At June 30, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,010,145
Total	$–	$–	$1,010,145

At June 30, 2022
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$689,231
Total	$–	$–	$689,231

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $25,547,794 as of June 30, 2023. For the year ended June 30, 2023, the Company had a net loss of $10,489,394, which did include $9,722,349 of non-cash expense incurred for the issuance of common stock for services, loss on conversion of preferred stock and derivatives associated with convertible debt. We used $461,573 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – AGREEMENTS TO ACQUIRE

On December 15, 2021, the Company entered into that certain share purchase agreement (the “Share Purchase Agreement”) with Juan Lemus, the sole shareholder of Compania Minera Metalurgica Centro Americana, a Honduran Corporation (“Commsa”). The Share Purchase Agreement contemplated the acquisition by the Company of 51% of the share capital of Commsa, a newly-formed company, which has the mining rights to five operating mines that run along a 12.5-mile stretch of the Rio Jalan River, in consideration for $1,000,000 in cash and the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus (the “Commsa Acquisition”). In addition, the Company has agreed to provide up to $7,500,000 in working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. The Company did not meet its obligations for the consummation of the Commsa Acquisition by March 31, 2022 as set forth in the Share Purchase Agreement; however, the parties did not terminate the Share Purchase Agreement, intending that the Company would be able to obtain the necessary funding later and to consummate the Commsa Acquisition. No assets other than the cash paid and value of shares issued have been included on the Balance Sheet

On August 14, 2023, the Company and Juan Lemus executed a first addendum to the Share Exchange Agreement which provided for the extension of the Company’s obligations to pay $1,000,000 in cash, the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus and the payment of $7,500,000 in working capital until September 30, 2023. As of the date of this Annual Report, the Company issued to Mr. Lemus only 200,000 shares of Common Stock and paid $75,000 toward the required $1,000,000 cash payment. On September 28, 2023, the parties executed a second addendum that extended the time of the Company’s payments from September 30, 2023 to December 31, 2023.

On March 19, 2023, the Company entered into and executed a share purchase agreement (the “Share Purchase Agreement”) with Lion Works Advertising, SA, a Guatemalan corporation (“Lion Works”) and Juan Lemus, the sole shareholder of Lion Works, which contemplated the acquisition by the Company, as Buyer, from Mr. Lemus, as Seller, of 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis extraction system (“Genesis”). The Share Purchase Agreement superseded the terms of the binding Letter of Intent that the parties entered into on November 21, 2021. Pursuant to the terms of the Share Purchase Agreement, the Company’s consideration for the acquisition of 51% of Lion Works consists of the following:

•	The total purchase price of $5,100,000 in cash, with the first minimum payment in the amount of $2,550,000 to be paid by September 30, 2023, and the remaining outstanding balance of $2,550,000 to be paid by September 30, 2024, within 12 months of the first payment.

•	The Company will invest an additional 5,000,000 as a working capital toward the development of the Genesis plants, with $2,000,000 to be paid by July 31, 2023 and the remaining $3,000,000 to be paid by July 31, 2024, within 12 months of the first payment.

•	The Company will engage a patent attorney and pay for the cost of that patent attorney to prepare the patent application related to Genesis and to register that patent, provided that Lion Works will engage an expert to prepare a report on the Genesis system, to be used in this patent application.

The parties agreed that the closing of the transactions contemplated by the Share Purchase Agreement will occur on or before March 19, 2023 or at such other time and place as the Buyer and the Seller may agree, provided that (i) the Seller receives the first tranche of working capital funds in the amount of $2,000 prior to the execution and delivery of (i) the paperwork necessary for the attorney to complete the patent submission, (ii) all documentation necessary for the buyer to market the Genesis program, (iii) any other document, certificate or instrument to consummate the transactions contemplated by the Share Purchase Agreement.

On July 21, 2023, Juan Lemus and the Company executed a first addendum to the Share Purchase Agreement, pursuant to which the Company’s obligations to pay $2,000,000 as working capital was extended until September 30, 2023, and the parties agreed that upon such payment and the first minimum payment in the amount of $2,550,000 toward the total purchase price on or prior to September 30, 2023 by the Company, the parties will close the transactions contemplated by the Share Purchase Agreement, and Lion Works will become a majority-owned subsidiary of the Company. On September 28, 2023, the parties executed a second addendum extending the time of the Company’s payments from September 30, 2023 to December 31, 2023.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2023	June 30, 2022
Mine Assets	$450,000	$450,000
Total	$450,000	$450,000

Once operations utilizing the property and equipment have begun, the Company will begin depreciation of the assets.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 1, 2019, the Company entered into and executed initial employment agreements with Richard Carey, John Baird and Anthony Anish. Each initial employment agreement provided that the initial term of the employment agreement has the term of 36 months starting from August 1, 2019 and continues until July 31, 2022. Thereafter, such employment agreement may be renewed upon mutual agreement of the parties. The employment agreement also may be terminated by each party upon 30 days’ notice to the other party, provided that in the event the Executive breaches his material obligations to the Company, the Company may terminate the executive employment immediately. Each executive agreement included the compensation for the executive, including the base and incentive salary.

The executive employment agreement with Mr. Carey stated that his annual base salary is $120,000 per annum; the executive employment agreements with each of John Baird and Anthony Anish provided that each executive officer will receive annual base salary of $60,000 per annum. Mr. Baird resigned from his position on August 12, 2020.

On January 1, 2021, the Company amended the employment agreements with Mr. Carey and Mr. Anish, which increased the base annual salaries for Richard Carey from $120,000 per annum to $180,000 per annum, and for Anthony Anish from $60,000 per annum to $120,000 per annum. All other terms of the initial employment agreements with Mr. Carey and Mr. Anish remained unchanged.

On March 14, 2023, the Company renewed the employment agreements with Mr. Carey and Mr. Anish (the “New Employment Agreements”), stating that the effective date of the New Employment Agreement is August 1, 2022 and that they have the term of 36 months, the same as the terms of the initial employment agreements. Except for the compensation provisions, the New Employment Agreements contain the same provisions as the initial employment agreement for each executive.

Under the terms of the New Employment Agreement, Mr. Carey is entitled to receive the following compensation:

•	For the period from August 1, 2022 to December 31, 2022, Mr. Carey received the base salary equal to $180,000;
•	For the period from January 1, 2023 to July 31, 2024, Mr. Carey will receive the base salary equal to $240,000; and
•	For the period from August 1, 2024 to July 31, 2025, Mr. Carey will receive the base salary equal to $270,000. In addition, Mr. Carey is entitled to receive an equity compensation, as to be determined by the Board of Directors of the Company.

Under the terms of the New Employment Agreement, Mr. Anish is entitled to receive s the following compensation:

•	For the period from August 1, 2022 to December 31, 2022, Mr. Anish received the base salary equal to $120,000;
•	For the period from January 1, 2023 to July 31, 2024, Mr. Anish will receive the base salary equal to $180,000; and
•	For the period from August 1, 2024 to July 31, 2025, Mr. Anish will receive the base salary equal to $210,000. In addition, Mr. Anish is entitled to receive an equity compensation, as to be determined by the Board of Directors of the Company.

As of the date of this Annual Report, Mr. Anish received an aggregate of 5,000,000 shares of Common Stock granted to him as equity compensation under his New Employment Agreement.

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

As of June 30, 2023, the Company owed Ms. Caldwell $2,500, for a short-term advance used to pay for Company expenses.

NOTE 7 – NOTES PAYABLE

As of June 30, 2023 and 2022, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2023 and 2022, there is $8,162 and $6,562, respectively, of accrued interest due on the note. The note is past due and in default.

As of June 30, 2023 and 2022, the Company owes various other individuals and entities $127,400 and $119,215, respectively. All the loans are non-interest bearing and due on demand.

NOTE 8 - CONVERTIBLE NOTES

On March 28, 2022, the Company received short term financing from a private investor under a 10% Fixed Convertible Secured Promissory Note in the principal amount of $400,000 (the “Note”). The Note bears interest at a fixed rate of 10% per annum with all principal and interest due at maturity on July 31, 2022. The Note is secured by a security interest and lien on all equipment located at our Troy mine in Mariposa County, California. At the option of the investor, and at any time prior to the maturity date, the principal and interest owing under the Note may be converted into shares of our common stock at a conversion price equal to 50% of the lowest closing market price for our common stock during the five trading days preceding the conversion.

On February 27, 2023, the Company repaid $15,000 of the Note. On April 28, 2023, $75,000 of the Note was assigned to Rock Bay Partners (“Rock Bay”). During Q4, Rock Bay converted $39,300 of the $75,000 into 7,000,000 shares of common stock.

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

On June 8, 2023, the Company executed a 9% convertible promissory note with 1800 Diagonal Lending, LLC (“1800 Diagonal”). The note is convertible at a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

The following table summarizes the convertible notes outstanding as of June 30, 2023:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2022	Additions	Payments / Conversions/Assignment	Balance June 30, 2023
Private investor	3/28/2022	7/31/2022	14%	$400,000	$–	$(90,000)	$310,000
Fast Capital LLC	6/8/2022	6/8/2023	10%	115,000	–	(115,000)	–
Quick Capital LLC	2/7/2023	11/8/2023	12%	–	60,556	–	60,556
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	–	38,000	–	38,000
Rock Bay Partners			10%	–	75,000	(39,300)	35,700
1800 Diagonal Lending, LLC	6/8/2023	3/8/2024	9%	–	57,750	–	57,750
Total				$515,000	$231,306	$(244,300)	$502,006
Less debt discount				$(191,248)			$(105,354)
Convertible notes payable, net				$323,752			$396,652

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	552,517
Derivative loss due to mark to market adjustment	136,714
Balance at June 30, 2022	689,231
Increase to derivative due to new issuances	270,062
Decrease to derivative due to conversion	(302,571)
Derivative loss due to mark to market adjustment	353,369
Balance at June 30, 2023	$1,010,145

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023, is as follows:

Inputs	June 30, 2023	Initial Valuation
Stock price	$0.012	$0.015 - 0.42
Conversion price	$0.0045 - 0.0052	$0.015 - 0.2995
Volatility (annual)	146.07% - 260.45%	265.91% - 381.28%
Risk-free rate	5.4% – 5.47%	0.59% - 5.12%
Dividend rate	–	–
Years to maturity	0 - 0.83	0.34 - 1

NOTE 9 – PREFERRED STOCK

Of the 25,000,000 shares of the Company's authorized Preferred Stock, $0.001 par value per share, 1,000,000 are designated Series A preferred stock, 1,900,000 shares are designated as Series B Preferred Stock and 1,000,000 shares are designated Series C preferred stock.

Series A Preferred Stock

Each Share of Series A preferred stock has 500 votes per share and each share can be converted into 500,000,000 shares of common stock. The holders of the Series A preferred stock are not entitled to dividends.

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

During the year ended June 30, 2023, the Company sold 268,200 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $268,200.

During the year ended June 30, 2023, Geneva Roth converted 311,750 shares of Series C preferred stock into 22,099,722 shares of common stock. The Company recognized a loss on conversion of $1,057,088.

NOTE 10 – COMMON STOCK

On August 1, 2021, the Company granted 4,444 shares of common stock for services. The shares were valued at $4.50 per share, based on the value of the services as provided by the services provider’s invoice, for total non-cash expense of $20,000. The $20,000 is being amortized over the one-year service term for the services being provided.

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

During the year ended June 30, 2023, the Company sold 50,000 shares of common stock for total cash proceeds of $6,250. The funds have not been received as of June 30, 2023.

During the year ended June 30, 2023, Fast Capital converted $115,000 of its note payable along with $7,414 of accrued interest into 9,050,618 shares of common stock.

During the year ended June 30, 2023, the Company issued 5,109169 shares of common stock for services. The shares were valued at the closing price on the date of grant, for total non-cash expense of $144,041.

On March 15, 2023, pursuant to the terms Common Stock Purchase Agreement and a Registration Rights Agreement with Keystone Capital Partners, LLC (“Keystone”) the Company issued 1,000,000 commitment shares to Keystone. The shares were valued at $0.016, the price on the date of grant, for total non-cash expense of $16,000.

During the year ended June 30, 2023, Rock Bay converted $39,300 of its note payable into 7,000,000 shares of common stock.

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

Net deferred tax assets consist of the following components as of June 30:

	2023	2022
Deferred Tax Assets:
NOL Carryover	$991,300	$830,300
Less valuation allowance	(991,300)	(830,300)
Net deferred tax assets	$–	$–

At June 30, 2023, the Company had net operating loss carry forwards of approximately $991,300 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2023 or 2022 financial statements; any tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

Item 9B. Other Information

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year ended June 30, 2023 that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position
Richard Carey	84	Chief Executive Officer, Co Chairman of the Board
Anthony L. Anish	75	Chief Financial officer, Company Secretary, Director
Weverson Correia	49	Chief Executive Officer, Director
Bryan Cappelli	38	Director
Franz Allmayer	33	Vice President Finance, Director
Themis Glatman	65	Treasurer, Director
Fernando Godina	56	Vice President, Board member

Richard Carey

President, Director and Chairman of the Board

Richard Carey, 84, has served as the Company’s director since May 14, 2018, and as President and Chairman of the Board of Directors since May 17, 2018. He devotes 100% of his time toward the Company’s business operations. He has several decades of experience in a wide range of industries, including finance, diamond and gold mining operations, oil and gas exploration. Mr. Carey began his career in 1958 when he received a congressional appointment to the US Naval Academy as the son of Congressional Medal of Honor recipient Charles Francis Carey Jr. Upon honorable discharge from the US Navy in 1964, Mr. Carey began a career in finance as a NYLIC underwriter for New York Life. From 1967 to 1973, Mr. Carey worked as a stockbroker and principal of a brokerage firm. In 1973 he began structuring oil and gas limited partnerships for developmental drilling programs. These programs included hundreds of successful oil and gas wells, and a lucrative Geo-Thermal project in Colorado as a general partner with AMEX (an American Stock Exchange listed company).

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

Anthony L. Anish - Chief Financial Officer and Corporate Secretary

Anthony (“Tony”) Anish has served as a director and Chief Financial Officer of the Company since May 2019. He devotes 100% of his time toward the Company’s business operations. Mr. Anish has been involved in public companies in the US for over 20 years.

Mr. Anish became a Member of the Institute of Chartered Accountants (England) in 1972. Mr. Anish ran his own firm of Chartered Accountants from 1973 until 1978 when he sold his share in the firm to his partners.

He moved to the United States in 1979 to run a subsidiary of a UK Company, Performance Tire Ltd. and led a huge expansion increasing sales from $2 million to over $28 million. He left them in 1982 and ran his own group of stores in the car repair and tire business expanding to 9 locations before selling and returning to his accounting and finance background.

From 1985 until 2009, Mr. Anish’s operations provided business financing programs including equipment leasing and asset based financing programs. During this time Mr. Anish consulted on a number of reverse merger transactions.

In 2010, Mr. Anish became a Director of M Line Holdings, Inc. a small public company in the aerospace business and continued with M Line and another public entity Square Chain Corporation until joining Star Alliance International on a temporary consulting position in March 2019.

Weverson Correia

Weverson Correia, has served as Chief Executive Officer and a Director of the Company since January 24, 2022. Mr. Correia has extensive experience in management and international business, analyzing new product requirements, developing sales forecasts, and pricing structure. Mr. Correia devotes approximately 30% of his time toward the Company’s business operations. He currently spends time in Guatemala at the testing facility related to the contemplated acquisition of Commsa’s mines. Once the acquisition of Commsa and Lion Works is complete, Mr. Correia, who speaks fluent Spanish and Portuguese, will spend more time at these facilities.

Prior to joining the Company, from 2021 until January 2022, Mr. Correia was working as Vice President sales at Mode Chicago, a company that develops software for mobile phones and sale mobile phone, where he performed market analysis, customer/distributor education, and was finding new distribution channels. From 2018 to 2019, Mr. Correia has worked for are ROKiT in Malibu California as SVP Sales; and prior to that position, between 2017 and 2018, he was serving Intelligent Technologies Co. Ltd. as CEO managing that company, improving its productivity and enhancing customer service.

Mr. Correia received his Bachelor of Business Administration in Management & International Business from Florida International University, Landon School of Business in 2005 and his MBA, from Nova Southeastern University, H. Wayne Huizenga School of Business, Miami, FL in 2008, We believe that Mr. Correia’s qualifications, including strategic initiatives for sales, marketing, and new product launches in global markets helps develop new business; and his proficient in SAP, MAS 200, Solomon, POS, Salesforce, and MS Office and his fluency in English, Spanish, and Portuguese makes him a valuable member of our Board and Chief Executive Officer.

Franz Allmayer

Franz Allmayer has served as Vice President of Finance and a director since May, 2018. Franz is located in Austria and has strong connections in Guatemala. Mr. Allmayer has strong connections to innovative technology which led him to introduce Star to the genesis system in Guatemala.

Mr. Allmayer obtained a Bachelor of Science in 2010 from the Applied Sciences Technikum in Vienna, Austria as well as a Master of Science from the London School of Economics in London, England obtained in 2014.

He worked as a coordinator for the Advanced development for Africa (ADA) from June 2010 until April 2012 and then worked to harness soft loan financing for eligible countries to finance hospital projects for Vamed Engineering. He continued as an independent contractor for the Clinton health Access Initiative (CHAI) working to leverage CHAI’s existing capabilities and in in 2015 worked with AFAQ Group to develop an strategy for a portfolio of innovative technologies to serve the UAE and middle eastern markets also representing the Royal Family of Dubai.

Since 2018 Mr. Allmayer founded and manages Integrity Earth a digital venture co-operative for applied regenerative development combining proven frameworks of best practices in ecological restoration. In 2019 he also founded SEEDS, a financial ecosystem that gives value to financial contributions in multiple forms of capital bringing together people and organizations worldwide.

Themis Glatman – Treasurer, Director

Mrs. Glatman, serves as a director and Treasurer, since May, 2018. She supports the management team in relation to the cash flow and use of cash for investments.

Mrs. Glatman was born in Brazil where she studied Chemistry at the Federal University of Parana. She is a highly decorated athlete, having achieved an athletic scholarship that allowed her to come to the United States. There she attended Brigham Young University in Utah, studying Chemical Engineering for three years. She is fluent in English, Spanish, Portuguese with some French and Italian.

In 1981 she moved to Los Angeles pursuing a seventeen-year career in construction including commercial, residential, multi-family as well as smaller remodeling projects. After receiving her accreditation by the California Contactors License Board, she founded Gotham Design and Construction, which allowed her to acquire homes for her own remodeling projects, as well as projects for companies and individual clients. She is well versed in reading blueprints and understands architectural, engineering, and financial requirements of projects from their financing through excavation, grading, paving, and concrete work through final finishes. Her experience will be of great benefit once Star starts developing land after cleaning tailings with the Genesis System.

She has served on many boards and is currently a director of SCYA (Southern California Yachting Association), SMWYC (Santa Monica Windjammers Yacht Club) and for RBOC ( Recreational Boaters of California, a Lobbying firm based in Sacramento).

Fernando Godina – Vice President and Director

Mr. Fernando Godina became a director and Vice President of the Company in 2021. His has an extensive experience managing various types of business and ventures and will take a significant role managing our mining operations.

In 1998 Mr. Godina started with Ashley furniture as a furniture representative.  By 2001 he increased the territory he managed from $538 K to over $10 million a year.

In 2002, Fernando and his partners opened their first Ashley home store in Oahu Hawaii and then a second store in Reno Nevada in 2003. In 2005, the two stores generated over 43 million revenue for that year. The Reno store is still open today.

In 2003, Mr. Godina went into the mortgage business. He and his partner started with one office and expanded to four Mortgage offices with Pinnacle Financial growing that business substantially to over 85 million in loans per annum. That business continued to operate until mid 2008.

From 2008 until 2013 Mr. Godina was working as a financial broker introducing business and other transactions to funding sources. To approve and fund.

In 2013, Mr. Godina formed FMG Investment LLC. This business is a private lending venture capital business that he still operates with his wife currently.

In 2018, Mr. Godina formed FMG Corp, a company that provides financial services, including financial consulting, business finance programs and investor referrals. which he still operates today. FMG has been instrumental in introducing a number of investors to the Company as well as doing multiple transactions for other businesses.

Bryan Cappelli – Director

Bryan Cappelli has served as our director since April 20, 2022. Mr. Capelli has financed, developed and/or acquired more than $3.0 billion of real estate projects in the New York Tri State area and has 18 years of development and capital markets experience.

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

Item 11. Executive Compensation

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 during the period ended June 30, 2023 (each, a “Named Executive Officer ”).

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	US$	US$	US$	US$	US$	US$	US$	US$

Richard Carey	2023	210,000	0	0	0	0	0	0	210,000
Chairman	2022	180,000	0	0	0	0	0	0	180,000

Anthony L. Anish	2023	150,000	0	1,445,000	0	0	0	0	1,445,000
CFO and Co. Secretary	2022	120,000	0	550,000	0	0	0	0	120,000

Weverson Correia	2023	0	0	772,500	0	0	0	0	772,500
CEO	2022	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended June 30, 2023 or 2022. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the year ended June 30, 2023 or 2022. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of June 30, 2023 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

We do not have any formal agreements or arrangements with our non-employee directors to pay for their services. We currently have no formal plan for compensating our directors for their services in their capacity, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Our non-employee directors received the following compensation for service to the Board during the fiscal year ended June 30, 2023 and June 30, 2022:

Name	Year	Paid in Cash	Stock Awards	Total

Themis Glatman	2023	0	1,000,000	$165,000
	2022	0	1,000,000	$1,400,000

Bryan Cappelli	2022	0	5,000,000	$1,445,000
	2021	0

Franz Allmayer	2022	0
	2021	0

Fernando Godina	2023	0	5,000,000	$1,445,000
	2022	0	500,000	$39,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 13, 2023, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly, and the percentage shown is based on 308,156,163 shares of common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Richard Carey	57,265,500	18.583%
Common Stock	Anthony L. Anish	10,000,000	3.245%
Common Stock	Weverson Correia	5,500,000	1.785%
Common Stock	Franz Allmayer	250,000	0.008%
Common Stock	Themis Gladman	3,000,000	0.974%
Common Stock	Bryan Cappelli	5,000,000	1.623%
Common Stock	Fernando Godina	5,552,000	1.802%
Common Stock	Total all executive officers and directors (7 persons)	86,567,500	28.02%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since July 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Fernando Godina, for services as a director. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Bryan Cappelli for his services as a director. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On August 15, 2022, the Company issued 5,000,000 shares of common stock to Weverson Correia, CEO and a director, for services. The shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

On November 17, 2022, Our Chairman, Mr. Carey sold 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan to the Company is non-interest bearing and due on demand.

On January 10, 2022 and December 5, 2022, the Company issued a total of 1,000,000 shares of common stock (total of 2,000,000 shares) to Themis Glatman as compensation for her services as a director. The shares were valued at $0.165 per share, the closing stock price on the date of grant, for total non-cash expense of $165,000.

On March 14, 2023, the Company renewed the initial employment agreements for Mr. Carey and Mr. Anish, entering into New Employment Agreements, commencing from August 1, 2022 (the “Effective Date”) until July 31, 2025. For the period from August 1, 2022 through December 31, 2022, Mr. Carey received a base salary equal to $180,000. From August 1, 2022, through December 31, 2022, Mr. Anish received the base salary equal to $120,000. In addition, Mr. Anish received 2,500,000 shares issued on June 3, 2022, under his initial agreement, and 5,000,000 shares issued on August 15, 2022, as equity compensation under Mr. Anish’s New Employment Agreement. The 5,000,000 shares were valued at $0.289 per share, the closing stock price on the date of grant, for total non-cash expense of $1,445,000.

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal years ended June 30, 2023 and 2022, we incurred $38,500 and $30,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

Tax Fees

During the years ended June 30, 2023 and 2022, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended June 30, 2023 and 2022, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on July 20, 2014)
3.2	Bylaws (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on July 20, 2014)
3.3	Articles of Amendment to Articles of Incorporation dated January 6, 2017 with respect to the change of the name of the Company to Star Alliance International Corp.
3.4	Articles of Amendment to Articles of Incorporation dated June 16, 2019 increasing the authorized capital of the Registrant
3.5	Certificate of Designations of Series A Preferred Stock dated July 27, 2020 (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 14, 2020)
3.6	Articles of Designations of Series B Preferred Stock dated November 16, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 19, 2019)
3.7	Certificate of Designations of Series C Preferred Stock, dated March 28, 2022 (incorporated by reference to Exhibit 3.7 to Form S-1 filed with the SEC on June 15, 2023)
3.8	Articles of Amendment to the Articles of Incorporation, dated May 30, 2022, increasing the authorized capital of the Registrant (incorporated by reference to Exhibit 3.7 to Form S-1 filed with the SEC on June 15, 2023)
10.1	Asset Purchase Agreement dated June 13, 2019 between the Registrant and Troy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 19, 2019)
10.2	Share Exchange Agreement dated December 15, 2021 by and between the Registrant and Juan Lemus (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 22, 2021).
10.3	Common Stock Purchase Agreement by and between Keystone and the Registrant dated March 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 20, 2023)
10.4	Registration Rights Agreement by and between Keystone and the Registrant dated March 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 20, 2023)
10.5	Share Purchase Agreement dated March 19, 2023 by and among the Registrant, Lion Works and Juan Lemus (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.6	12% Convertible promissory note issued to Quick Capital LLC on February 7, 2023 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.7	10% Convertible promissory note issued to AES Capital Management, LLC on February 8, 2023 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.8	Employment Agreement between the Registrant and Richard Carey, effective as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 22, 2023)
10.9	Employment Agreement between the Registrant and Anthony Anish, effective as of August 1, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 22, 2023)
10.10	Series C Preferred Purchase Agreement by and between the Registrant and Geneva Roth Remark Holdings, Inc. dated January 17, 2023 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.11	Series C Preferred Purchase Agreement by and between the Registrant and Geneva Roth Remark Holdings, Inc. dated February 16, 2023 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.12	Addendum to the Share Exchange Agreement by and between the Registrant and Juan Lemus dated August 14, 2023 (incorporated by reference to Exhibit 10.12 to Form S-1/A filed with the SEC on August 28, 2023)
10.13	First Addendum to the Share Purchase Agreement by and between Lion Works (incorporated by reference to Exhibit 10.13 to Form S-1/A filed with the SEC on August 28, 2023)
10.14*	Second Addendum to the Share Exchange Agreement by and between the Registrant and Juan Lemus dated September 28, 2023
10.15*	Second Addendum to the Shares Purchase Agreement by and between The Registrant and Compañia Minera Metalurgica Centro Americana dated September 28, 2023

Exhibit	Description
31.1 *	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Star Alliance International Corp.

Dated: October 13, 2023	By:	/s/ Richard Carey
Richard Carey President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Carey	President, Chairman and Director	October 13, 2023
Richard Carey	(Principal Executive Officer)

/s/ Anthony Anish	Chief Financial Officer, Corporate Secretary and Director	October 13, 2023
Anthony Anish	(Principal Financial and Accounting Officer)

/s/ Weverson Correia	Chief Executive Officer and Director	October 13, 2023
Weverson Correia

/s/ Franz Allmayer	Vice President Finance and Director	October 13, 2023
Franz Allmayer

/s/ Themis Glatman	Treasurer and Director	October 13, 2023
Themis Glatman

/s/ Fernando Godina	Vice President and Director	October 13, 2023
Fernando Godina

/s/ Bryan Cappelli	Director	October 13, 2023
Bryan Cappelli

