Form 10-Q
period 2023-09-30
Star Alliance International Corp.
filed 2023-11-20
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 20, 2023, there were 471,086,221 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$13,529	$4,391
Prepaids and other assets	482,500	482,500
Total current assets	496,029	486,891

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$1,003,561	$994,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$117,823	$110,565
Accrued expenses	85,803	75,681
Due to related parties	54,381	55,654
Accrued compensation	439,353	346,060
Notes payable	227,851	202,051
Convertible notes payable, net of discount of $56,197 and $105,354, respectively	411,411	396,652
Derivative liability	1,013,959	1,010,145
Total current liabilities	2,350,581	2,196,808

Total Liabilities	2,350,581	2,196,808

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 88,812 and 163,950 shares issued and outstanding, respectively	90	165
Common stock, $0.001 par value, 500,000,000 shares authorized, 308,156,163 and 227,097,537 shares issued and outstanding, respectively	308,156	227,098
Additional paid-in capital	24,308,367	24,171,513
Common stock to be issued	10,000	–
Stock subscription receivable	(56,250)	(56,250)
Accumulated deficit	(25,920,266)	(25,547,794)
Total stockholders’ (deficit) equity	(1,347,020)	(1,202,385

Total liabilities and stockholders’ deficit	$1,003,561	$994,423

 The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Operating expenses:
General and administrative	$20,415	$568,444
Professional fees	3,000	–
Consulting	–	579,375
Director compensation	–	4,410,000
Officer compensation	105,000	1,445,000

Total operating expenses	128,415	7,002,819

Loss from operations	(128,415)	(7,002,819)

Other expense:
Interest expense	(64,623)	(135,655)
Change in fair value of derivative	(36,159)	(238,205)
Loss on conversion of debt	(2,422)	–
Loss on conversion of preferred stock	(140,853)	–
Total other expense	(244,057)	(373,860)

Loss before provision for income taxes	(372,472)	(7,376,679)

Provision for income taxes	–	–

Net loss	$(372,472)	$(7,376,679)

Net loss per common share - basic and diluted	$(0.00)	$(0.04)
Weighted average common shares outstanding – basic and diluted	245,125,335	170,041,289

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	1,000,000	$1,000	1,833,000	$1,883	163,950	$165
Stock issued for debt	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(75,138)	(75)
Stock sold for cash	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2023	1,000,000	$1,000	1,833,000	$1,883	88,812	$90

	Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2023	227,097,537	$227,098	$24,171,513	$–	$(56,250)	$(25,547,794)	$(1,202,385)
Stock issued for debt	27,687,342	27,687	48,758	–	–	–	76,445)
Preferred stock converted to common stock	53,371,284	53,371	88,096	–	–	–	141,392)
Stock sold for cash	–	–	–	10,000	–	–	10,000
Net loss	–	–	–	–	–	(372,472)	(372,472)
Balance, September 30, 2023	308,156,153	$308,156	$24,308,367	$10,000	$(56,250)	$(25,920,266)	$(1,347,020)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2022	1,000,000	$1,000	1,833,000	$1,883	207,500	$208
Preferred stock sold for cash	–	–	–	–	46,500	47
Stock sold for cash	–	–	–	–	–	–
Stock issued for services – related party	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2022	1,000,000	$1,000	1,833,000	$1,883	254,000	$255

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2022	162,788,028	$162,788	$16,384,983	$(50,000)	$(15,058,400)	$(1,442,462)
Preferred stock sold for cash	–	–	46,453	–	–	46,500
Stock sold for cash	50,000	50	6,200	(6,250)	–	–
Stock issued for services – related party	20,000,000	20,000	5,730,000	–	–	5,750,000
Net loss	–	–	–	–	(7,376,679)	(7,376,679)
Balance, September 30, 2022	182,838,028	$182,838	$22,167,636	$(56,250)	$(22,435,079)	$(137,717)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(372,472)	$(7,376,679)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	–	1,081,041
Common stock issued for services - related party	–	5,750,000
Loss on conversion of debt	2,422	–
Loss on conversion of preferred stock	140,853	–
Change in fair value of derivative	36,159	238,205
Debt discount amortization	49,157	114,583
Changes in assets and liabilities:
Prepaids and other assets	–	16,712
Accounts payable	7,258	2,167
Accrued expenses	17,941	20,548
Accrued expenses – related party	(1,273)	15,316
Accrued compensation	93,293	32,688
Net cash used in operating activities	(26,662)	(105,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,000	–
Proceeds from the sale of preferred stock	–	46,500
Proceeds from notes payable	25,800	–
Payment on notes payable	–	(5,881)
Net cash provided by financing activities	35,800	40,619

Net change in cash	9,138	(64,800)
Cash at the beginning of period	4,391	71,724
Cash at the end of period	$13,529	$6,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$39,203	$97,154

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended June 30, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2023, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending June 30, 2024.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended September 30, 2023.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

At September 30, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,013,959
Total	$–	$–	$1,013,959

At June 30, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,010,145
Total	$–	$–	$1,010,145

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $25,920,266 as of September 30, 2023. For the period ended September 30, 2023, the Company had a net loss of $372,472 and used $26,662 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2023	June 30, 2023
Mine Assets	$450,000	$450,000
Total	$450,000	$450,000

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

On January 1, 2021, the Company amended the employment agreements with Richard Carey, CEO and Anthony Anish, CFO, which increased the base annual salaries for Mr. Carey from $120,000 per annum to $180,000 per annum, and for Mr. Anish from $60,000 per annum to $120,000 per annum. All other terms of the initial employment agreements with Mr. Carey and Mr. Anish remained unchanged.

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

On November 17, 2022, Mr. Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan is non-interest bearing and due on demand. In addition, the Company owes Mr. Carey funds for expense reimbursement. As of September 30, 2023, the Company owes Mr. Anish a total of $41,715.

As of September 30, 2023, the Company owes Themis Glatman, Director, $2,500, for a short-term advance used to pay for Company expenses and $5,000 for rent expense arising from a prior rental agreement with the company.

As of September 30, 2023, the Company owes Mr. Anish, $5,166, for expense reimbursement.

NOTE 7 – NOTES PAYABLE

As of September 30, 2023 and June 30, 2023, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of September 30, 2023 and June 30, 2023, there is $8,562 and $6,562, respectively, of accrued interest due on the note. The note is past due and in default.

As of September 30, 2023 and June 30, 2023, the Company owes various other individuals and entities $153,200 and $127,400, respectively. All the loans are non-interest bearing and due on demand.

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

On February 27, 2023, the Company repaid $15,000 of the Note. On April 28, 2023, $75,000 of the Note was assigned to Rock Bay Partners (“Rock Bay”). Rock Bay has since converted $39,300 of the $75,000 into 7,000,000 shares of common stock.

On February 7, 2023, the Company executed a 12% convertible promissory note with Quick Capital LLC (“Quick Capital”). The note is convertible at the lessor of 1) $0.05, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.  In addition, the Company issued Quick Capital warrants to purchase up to 1,211,111 shares of common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.05 per share and expire 5 five years from the date of issuance.

On February 8, 2023, the Company executed a 10% convertible promissory note with AES Capital Management, LLC (“AES”). The note is convertible at the lessor of 1) $0.02, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

On June 8, 2023, the Company executed a 9% convertible promissory note with 1800 Diagonal Lending, LLC (“1800 Diagonal”). The note is convertible at a price per share equal to 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

The following table summarizes the convertible notes outstanding as of September 30, 2023:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2023	Additions	Conversions	Balance September 30, 2023
Private investor	3/28/2022	7/31/2022	14%	$310,000	$–	$–	$310,000
Quick Capital LLC	2/7/2023	11/8/2023	12%	60,556	–	(21,898)	38,658
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	38,000	–	(12,500)	25,500
Rock Bay Partners			10%	35,700	–	–	35,700
1800 Diagonal Lending, LLC	6/8/2023	3/8/2024	9%	57,750	–	–	57,750
Total				$502,006	$–	$(34,398)	$467,608
Less debt discount				$(105,354)			$(56,197)
Convertible notes payable, net				$396,652			$411,411

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2023	$1,010,145
Increase to derivative due to new issuances	–
Decrease to derivative due to conversion	(32,345)
Derivative loss due to mark to market adjustment	36,159
Balance at September 30, 2023	$1,013,959

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023, is as follows:

Inputs	September 30, 2023	Initial Valuation
Stock price	$0.0011	$0.015 - 0.42
Conversion price	$0.0004 - 0.00005	$0.015 - 0.2995
Volatility (annual)	210.61% - 235.86%	265.91% - 381.28%
Risk-free rate	5.53% – 5.55%	0.59% - 5.12%
Dividend rate	–	–
Years to maturity	.25 - 0.58	0.34 - 1

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

During the three months ended September 30, 2023, the Company sold 268,200 shares of Series C to Geneva Roth Remark Holdings Inc for total proceeds of $268,200.

During the three months ended September 30, 2023, Geneva Roth converted 75,138 shares of Series C preferred stock into 53,371,284 shares of common stock. The Company recognized a loss on conversion of $140,853.

NOTE 10 – COMMON STOCK

During the three months ended September 30, 2023, Quick Capital LLC converted $21,898 of its note payable along with $4,121 of accrued interest into 21,582,313 shares of common stock.

During the three months ended September 30, 2023, AES converted $12,500 of its note payable along with $684 of accrued interest into 6,105,029 shares of common stock.

During the three months ended September 30, 2023, Geneva Roth converted 75,138 shares of Series C preferred stock into 53,371,284 shares of common stock. The Company recognized a loss on conversion of $140,853.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued., Management has determined that no material subsequent events exist other than the following:

1/. The company appointed GreenGrowth CPA’s as its new auditors on October 30, 2023

2/. The company signed a memorandum of Understanding with the Knightsbridge Group on November 7, 2023. This document  outlines the mutual intentions of the Parties to collaborate and leverage their respective strengths to achieve the following objectives:

1.	Market Expansion in Asia: Knightsbridge will assist STAL in identifying and tapping into new investor markets in Asia. This includes providing market research, strategy development, and networking to facilitate STAL's investor outreach.

2.	Development of Gold-Backed Digital Asset: Knightsbridge will develop and issue a DGC (Digital Gold Coin) backed by STAL’s gold assets.

3.	Exploration of Digital Asset Opportunities: Knightsbridge will work with STAL to explore additional opportunities related to digital assets, equity, and derivatives that can enhance STAL's financial standing and growth.

4.	Legal Representation: Knightsbridge will provide legal representation and advisory services to STAL in Asian markets and with foreign regulators, ensuring that STAL operates within the regulatory framework and remains compliant with applicable laws.

5.

Equity Issuance: In consideration of the services provided by Knightsbridge, STAL will issue 50,000 shares of Preferred D and 48,000,000 shares of common to Knightsbridge Group. In addition, STAL will allow Knightsbridge to retain 10% of the DGC (Digital Gold Coin) which will be developed and issued specifically for this project.

The definitive agreements still need to be finalized together with the terms of the series D Preferred stock.

3/. On November 17, 2023 Star repaid existing and outstanding convertible debt to Geneva Roth and 1800 Diagonal repaying in full the balance due on these notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on form 10-Q (the “Quarterly Report”) of Star Alliance International Corp. (“the Company”, “we”, “us”) contains forward-looking statements, which can be identified by the use of words such as such “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Our results may be materially different from those indicated by these forward-looking statements. Given these uncertainties, readers of this quarterly report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company requires substantial funding and additional work to implement its business plan with respect to its mining properties, including the acquisitions of 51% ownership in both (a) Compania Minera Metalurgica Centro Americana, a Honduran Corporation (“Commsa”). and (b) Lion Works Advertising, SA, a Guatemalan corporation (“Lion Works. If we complete these acquisitions and acquire the intellectual property rights to Genesis, we will grow our business and will be able to build a number of Genesis plants that can be placed in customer mining sites including our own Troy mining site. After we complete these acquisitions, we also need to purchase the equipment necessary and obtain a final mining permit, to start operation in Honduras and to use Genesis technology.

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

On October 30, 2023, Gries & Associates, LLC (“Gries”) informed Star Alliance International Corp. (the “Company”) that Gries resigned as the Company’s independent registered public accounting firm. The reports of Gries regarding the Company’s financial statements for the fiscal years ended June 30, 2023 and 2022, being the two most recent fiscal years for which the Company has filed audited financial statements with the Securities and Exchange Commission (the “SEC”), did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. On October 30, 2023, the Company appointed GreenGrowth CPAs (“GreenGrowth”), as the Company’s independent registered public accountant firm for the year ending June 30, 2024, effective immediately.

On November 7, 2023, the company signed a Memorandum of Understanding with the Knightsbridge Group. This document outlines the mutual intentions of the Parties to collaborate and leverage their respective strengths to achieve objectives in the Asian market. The definitive agreements still need to be finalized together with the terms of the series D Preferred stock.

Results of Operations for the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Operating expenses

General and administrative expenses (“G&A”) were $20,415 for the three months ended September 30, 2023, compared to $568,444 for the three months ended September 30, 2022, a reduction of $548,029. The reduction was mainly due to much smaller general overheads for head office costs as well as for the Troy mine as no work was performed during this quarter. And in general

Professional fees were $3,000 for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022, an increase of $3,000. Professional fees consist mainly of legal, accounting and audit expense. The increase in the current period is due to payments to the auditors during the period

Consulting fees were $0 for the three months ended September 30, 2023, compared to $579,375 for the three months ended September 30, 2022. The reduction of $579,375 was mainly due to a reduction in non cash expenses during the period.

Director compensation was $0 and $4,410,000 for the three months ended September 30, 2023 and 2022, respectively. The reduction is due to the fact that no non cash payments in the form of shares were issued to the Directors by the Company during the period. Our Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. The reduction of $1,409,000 in Director’s compensation was mainly due to the elimination during the period of non-cash stock compensation payments.

Officer compensation was $105,000 and $1,445,000 for the three months ended September 30, 2023and 2022 respectively. The reduction in compensation is due to the fact that no non cash payments in the form of shares in the Company were made to officers during the period. Our Chief Financial Officer signed a new employment agreement on March 15, 2023 and monthly compensation to was increased to $15,000 per month commencing January 1, 2023. The reduction of $772,500 in officer compensation was mainly due to the elimination of non-cash stock compensation expenses.

Other income (expense)

For the three months ended September 30, 2023 and 2022, we had interest expense of $64,623 and $115,655 respectively. The reduction in interest expense was due to lower interest due on loans to the company as debt is being repaid.

Net Loss

Net loss for the three months ended September 30, 2023 was $372,472 compared to $7,376,679 for the three months ended September 30, 2022. The large decrease in our net loss is due to the elimination of non-cash stock compensation expense during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $25,920,266 as of September 30, 2023. For the three months ended September 30, 2023, the Company had a net loss of $372,472, which included the loss on conversion of preferred stock and derivatives associated with convertible debt. We used ($26,662) cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(26,662) during the three months ended September 30, 2023, compared to $(105,419) in the three months ended September 30, 2022. We had a loss on conversion of preferred stock in the amount of $140,853.

Net cash provided by financing activities was $35,800 and $40,619 for the three months ended March 31, 2023 and 2022, respectively. In the three months ended September 30, 2023 and 2022 we received $0 and $46,500 from the sale of preferred stock.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On July 11, 2023, the Company issued 2,354,717 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $12,480.00 convertible promissory note.

On July 27, 2023, the Company issued 3,391,304 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $15,600 convertible promissory note.

On August 16, 2023, the Company issued 3,265,460 Shares of common stock were converted to Fast Capital, LLC. as a conversion of the $6,397 convertible promissory note.

On August 16, 2023, the Company issued 4,105,263 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $15,600 convertible promissory note.

On September 1, 2023, the Company issued 6,500,000 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $10,400 convertible promissory note.

On September 5, 2023, the Company issued 1,583,092 Shares of common stock to AES Capital Management, LLC as a conversion of the $5,000 convertible promissory note.

On September 8, 2023, the Company issued 7,240,802 Shares of common stock to Fast Capital, LLC as a conversion of the $9,555 convertible promissory note.

On September 5, 2023, the Company issued 4,521,937 Shares of common stock to AES Capital Management, LLC. as a conversion of the $10,825 convertible promissory note.

On September 15, 2023, the Company issued 11,076,051 shares of common stock to Fast Capital, LLC as a conversion of the $5,947 convertible promissory note.

On September 15, 2023, the Company issued 9,200,000 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $5,980 convertible promissory note.

On September 27, 2023, the Company issued 13,900,000 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $9,035 convertible promissory note.

On September 28, 2023, the Company issued 13,920,000 Shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the $9,048 convertible promissory note.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report.

Exhibit	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Star Alliance International Corp.

Dated: November 20, 2023	By:	/s/ Richard Carey
Richard Carey President and Chairman (Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Antony Anish
Antony Anish Chief Financial Officer (Principal Financial and Accounting Officer)

