Form 10-Q
period 2023-12-31
Star Alliance International Corp.
filed 2024-02-14
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 14, 2024, there were 539,538,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended December 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,021	$4,391
Prepaids and other assets	482,500	482,500
Total current assets	487,521	486,891

Property and equipment	450,000	450,000
Mining claims	57,532	57,532

Total Assets	$995,053	$994,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$109,763	$110,565
Accrued interest	99,449	75,681
Due to related parties	68,937	55,654
Accrued compensation	497,542	346,060
Notes payable, net of discount of $29,161 and $0, respectively	318,690	202,051
Convertible notes payable, net of discount of $4,061 and $105,354, respectively	391,880	396,652
Derivative liability	1,109,784	1,010,145
Total current liabilities	2,596,045	2,196,808

Total Liabilities	2,596,045	2,196,808

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 163,950 shares issued and outstanding, respectively	–	165
Common stock, $0.001 par value, 500,000,000 shares authorized, 471,086,221 and 227,097,537 shares issued and outstanding, respectively	471,086	227,098
Additional paid-in capital	24,334,451	24,171,513
Common stock to be issued	81,495	–
Preferred stock to be issued	80,000	–
Stock subscription receivable	(56,250)	(56,250)
Accumulated deficit	(26,514,657)	(25,547,794)
Total stockholders’ (deficit) equity	(1,600,992)	(1,202,385

Total liabilities and stockholders’ deficit	$995,053	$994,423

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating expenses:
General and administrative	$38,493	$310,158	$58,908	$878,602
Professional fees	26,948	67,000	29,948	67,000
Consulting	12,500	514,718	12,500	1,094,093
Director compensation	–	197,400	–	4,607,400
Officer compensation	105,000	45,000	210,000	1,490,000

Total operating expenses	182,941	1,134,276	311,356	8,137,095

Loss from operations	(182,941)	(1,134,276)	(311,356)	(8,137,095)

Other expense
Interest expense	(110,498)	(67,855)	(175,121)	(203,510)
Change in fair value of derivative	(120,019)	(222,477)	(156,178)	(460,682)
Loss on conversion of debt	–	–	(2,422)	–
Loss on conversion of preferred stock	(165,520)	(758,124)	(306,373)	(758,124)
Gain on conversion of debt	5,378	–	5,378	–
Early payment penalty	(20,791)	–	(20,791)	–
Total other expense	(411,450)	(1,048,456)	(655,507)	(1,422,316)

Loss before provision for income taxes	(594,391)	(2,182,732)	(966,863)	(9,559,411)

Provision for income taxes	–	–	–	–

Net loss	$(594,391)	$(2,182,732)	$(966,863)	$(9,559,411)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.05)
Weighted average common shares outstanding – basic and diluted	418,041,453	186,600,326	331,583,394	177,936,989

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	1,000,000	$1,000	1,833,000	$1,883	163,950	$165
Stock issued for debt	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(75,138)	(75)
Stock sold for cash	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2023	1,000,000	1,000	1,833,000	1,883	88,812	90
Stock issued for debt	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(77,790)	(79)
Preferred stock redemption	–	–	–	–	(11,022)	(11)
Stock sold for cash	–	–	–	–	–	–
Stock granted for debt issuance cost	–	–	–	–	–	–
Forgiveness of debt – related party	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2023	1,000,000	$1,000	1,833,000	$1,883	–	$–

	Common Stock		Additional Paid-in	Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2023	227,097,537	$227,098	$24,171,513	$–	$(56,250)	$(25,547,794)	$(1,202,385)
Stock issued for debt	27,687,342	27,687	48,758	–	–	–	76,445
Preferred stock converted to common stock	53,371,284	53,371	88,096	–	–	–	141,392
Stock sold for cash	–	–	–	10,000	–	–	10,000
Net loss	–	–	–	–	–	(372,472)	(372,472)
Balance, September 30, 2023	308,156,163	308,156	24,308,367	10,000	(56,250)	(25,920,266)	(1,347,020)
Stock issued for debt	26,333,000	26,333	6,400	–	–	–	32,733
Preferred stock converted to common stock	136,597,058	136,597	29,002	–	–	–	165,520
Preferred stock redemption	–	–	(14,318)	–	–	–	(14,329)
Stock sold for cash	–	–	–	80,000	–	–	80,000
Stock granted for debt issuance cost	–	–	–	71,495	–	–	71,495
Forgiveness of debt – related party	–	–	5,000	–	–	–	5,000
Net loss	–	–	–	–	–	(594,391)	(594,391)
Balance, December 31, 2023	471,086,221	$471,086	$24,334,451	$161,495	$(56,250)	$(26,514,657)	$(1,600,992)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2020	1,000,000	$1,000	1,833,000	$1,883	207,500	$208
Preferred stock sold for cash	–	–	–	–	46,500	47
Stock sold for cash	–	–	–	–	–	–
Stock issued for services – related party	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2022	1,000,000	1,000	1,833,000	$1,883	254,000	255
Preferred stock sold for cash	–	–	–	–	57,750	58
Preferred stock converted to common stock	–	–	–	–	(153,750)	(154)
Stock issued for conversion of debt	–	–	–	–	–	–
Stock issued for services – related party	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–
Preferred stock issued for asset acquisitions	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2022	1,000,000	$1,000	1,833,000	$1,883	158,000	$159

	Common Stock		Additional Paid-in	Stock Subscription	Preferred Stock	Accumulated
	Shares	Amount	Capital	Receivable	To Be Issued	Deficit	Total
Balance, June 30, 2020	162,788,028	$162,788	$16,384,983	$(50,000)	$–	$(15,058,400)	$1,442,462
Preferred stock sold for cash	–	–	46,453	–	–	–	46,500
Stock sold for cash	50,000	50	6,200	(6,250)	–	–	–
Stock issued for services – related party	20,000,000	20,000	5,730,000	–	–	–	5,750,000
Net loss	–	–	–	–	–	(7,376,679)	(7,376,679)
Balance, September 30, 2022	182,838,028	182,838	22,167,636	(56,250)	–	(22,435,079)	(137,717)
Preferred stock sold for cash	–	–	50,692	–	–	–	50,750
Preferred stock converted to common stock	4,447,871	4,448	762,251	–	–	–	766,545
Stock issued for conversion of debt	1,538,461	1,538	102,385	–	–	–	103,923
Stock issued for services – related party	1,000,000	1,000	164,000	–	–	–	165,000
Stock issued for services	2,025,000	2,025	67,880	–	–	–	69,905
Preferred stock issued for asset acquisitions	–	–	–	–	10,650,000	–	10,650,000
Net loss	–	–	–	–	–	(2,182,732)	(2,182,732)
Balance, December 31, 2022	191,849,360	$191,849	$23,314,844	$(56,250)	$10,650,000	$(24,617,811)	$9,485,674

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(966,863)	$(9,559,411)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	–	1,813,853
Common stock issued for services - related party	–	5,915,000
Common stock issued for services	–	69,905
Loss on conversion of preferred stock	306,373	758,124
Change in fair value of derivative	156,178	460,682
Debt discount amortization	143,627	159,999
Changes in assets and liabilities:
Prepaids and other assets	–	47,350
Accounts payable	(803)	12,411
Accrued expenses	28,633	36,886
Accrued expenses – related party	18,283	6,991
Accrued compensation	151,481	97,349
Net cash used in operating activities	(163,091)	(180,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	–	42,000
Proceeds from the sale of common stock	10,000	–
Proceeds from the sale of preferred stock	80,000	97,250
Proceeds from notes payable	145,800	–
Payment on notes payable	–	(28,025)
Payments on convertible notes payable	(57,750)	–
Redemption of preferred stock	(14,329)	–
Net cash provided by financing activities	163,721	111,225

Net change in cash	630	(69,636)
Cash at the beginning of period	4,391	71,724
Cash at the end of period	$5,021	$2,088

NON-CASH TRANSACTIONS:
Conversion of debt	$53,120	$154,300

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – NATURE OF BUSINESS

Star Alliance International Corp. (“the Company”, “we”, “us”) was originally incorporated with the name Asteriko Corp. in the State of Nevada on April 17, 2014, under the laws of the state of Nevada. The primary purpose of the Company is to acquire and develop gold mining as well as certain other mining properties worldwide, finding patented new mining technologies and proprietary technology outside the mining industry.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $26,514,657 as of December 31, 2023. For the period ended December 31, 2023, the Company had a net loss of $966,863 and used $163,091 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended June 30, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of December 31, 2023, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending June 30, 2024.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended December 31, 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable carrying value approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

At December 31, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,109,784
Total	$–	$–	$1,109,784

At June 30, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,010,145
Total	$–	$–	$1,010,145

NOTE 3 – AGREEMENTS TO ACQUIRE

On December 15, 2021, the Company entered into that certain share purchase agreement (the “Commsa Purchase Agreement”) with Juan Lemus, the sole shareholder of Compania Minera Metalurgica Centro Americana, a Honduran Corporation (“Commsa”). The Commsa Purchase Agreement contemplated the acquisition by the Company of 51% of the share capital of Commsa, a newly-formed company, which has the mining rights to five operating mines that run along a 12.5-mile stretch of the Rio Jalan River, in consideration for $1,000,000 in cash and the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus (the “Commsa Acquisition”). In addition, the Company has agreed to provide up to $7,500,000 in working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. The Company did not meet its obligations for the consummation of the Commsa Acquisition by March 31, 2022, as set forth in the Commsa Purchase Agreement (it issued to Mr. Lemus only 200,000 shares of Common Stock and paid $75,000 toward the required $1,000,000 cash payment); however, the parties did not terminate the Share Purchase Agreement, intending that the Company would be able to obtain the necessary funding later and to consummate the acquisition of Commsa. No assets other than the cash paid and value of shares issued have been included on the Balance Sheet.

On August 14, 2023, the Company and Juan Lemus executed a first addendum to the Commsa Purchase Agreement which provided for the extension of the Company’s obligations to pay $1,000,000 in cash, the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus and the payment of $7,500,000 in working capital until September 30, 2023. On September 28, 2023, the parties executed a second addendum that extended the time of the Company’s payments from September 30, 2023 to December 31, 2023. The Company did not make the required payments by December 31, 2023, and this Commsa Purchase Agreement has expired.

On March 19, 2023, the Company entered into and executed a share purchase agreement (the “Lion Works Purchase Agreement”) with Lion Works Advertising, SA, a Guatemalan corporation (“Lion Works”) and Juan Lemus, the sole shareholder of Lion Works, which contemplated the acquisition by the Company, as Buyer, from Mr. Lemus, as Seller, of 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis extraction system (“Genesis”). The Lion Works Purchase Agreement superseded the terms of the binding Letter of Intent that the parties entered into on November 21, 2021. Pursuant to the terms of the Lion Works Purchase Agreement, the Company’s consideration for the acquisition of 51% of Lion Works consisted of the following:

•	The total purchase price of $5,100,000 in cash, with the first minimum payment in the amount of $2,550,000 to be paid by September 30, 2023, and the remaining outstanding balance of $2,550,000 to be paid by September 30, 2024, within 12 months of the first payment.

•	An additional 5,000,000 as a working capital toward the development of the Genesis plants, with $2,000,000 to be paid by July 31, 2023 and the remaining $3,000,000 to be paid by July 31, 2024, within 12 months of the first payment.

•	Engagement of a patent attorney and payment for the cost of that patent attorney to prepare the patent application related to Genesis and to register that patent, provided that Lion Works will engage an expert to prepare a report on the Genesis system, to be used in this patent application.

The parties agreed that the closing of the transactions contemplated by the Lion Works Purchase Agreement will occur on or before March 19, 2023 or at such other time and place as the Buyer and the Seller may agree, provided that (i) the Seller receives the first tranche of working capital funds in the amount of $2,000 prior to the execution and delivery of (i) the paperwork necessary for the attorney to complete the patent submission, (ii) all documentation necessary for the buyer to market the Genesis program, (iii) any other document, certificate or instrument to consummate the transactions contemplated by the Lion Works Purchase Agreement.

On July 21, 2023, Juan Lemus and the Company executed a first addendum to the Lion Works Purchase Agreement, pursuant to which the Company’s obligations to pay $2,000,000 as working capital was extended until September 30, 2023. On September 28, 2023, the parties executed a second addendum extending the time of the Company’s payments from September 30, 2023 to December 31, 2023. The Company did not make the required payments by December 31, 2023, and this Lion Works Purchase Agreement has expired.

On December 4, 2023, the Company signed a consulting agreement (the “Agreement”) with the Knightsbridge Group (“Knightsbridge”) with the effective date of December 11, 2023. The terms of the Agreement amended and superseded the terms of the Memorandum of Understanding the parties executed on November 6, 2023.

The Agreement provided for the development and issuance of a Digital Gold Coin (“DGC”) by Knightsbridge, backed by the Company’s gold assets, provided that DGC will not be issued unless and until all the necessary paperwork required by the SEC and any other government agency were completed and timely filed; exploration of additional opportunities related to digital assets, equity and derivatives, to enhance the Company’s financial standing and growth; other consulting, advisory services by Knightsbridge in the Asian markets, in consideration for (a) issuance of 48,000,000 shares of the Company’s common stock; (b) 50,000 shares of the newly-designated Series D Convertible Preferred Stock, with the right to convert each share of Series D Convertible Preferred Stock to (500) common shares of Common Stock of the Company in 12 months; and (c) Ten (10) percent of the developed and issued DGC, will be retained by KG as payment for development and maintenance of the DGC developed for the Company.

As of the date of this Quarterly Report, Knightsbridge has concluded its research aimed at exploring the feasibility and potential benefits of issuing a gold-linked Digital asset. The Company has not issued any shares of its common stock or Series D preferred stock to Knightsbridge prior to the end of the quarter.

NOTE 4 – PROPERTY AND EQUIPMENT

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2023	June 30, 2023
Mine Assets	$450,000	$450,000
Total	$450,000	$450,000

Once operations utilizing the property and equipment have begun, the Company will begin depreciation of the assets.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 1, 2019, the Company entered into and executed initial employment agreements with Richard Carey, John Baird and Anthony Anish. Each initial employment agreement provided that the initial term of the employment agreement has the term of 36 months starting from August 1, 2019, and continues until July 31, 2022. Thereafter, such employment agreement may be renewed upon mutual agreement of the parties. The employment agreement also may be terminated by each party upon 30 days’ notice to the other party, provided that in the event the Executive breaches his material obligations to the Company, the Company may terminate the executive employment immediately. Each executive agreement included the compensation for the executive, including the base and incentive salary.

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

On November 17, 2022, Mr. Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan is non-interest bearing and due on demand. In addition, the Company owes Mr. Carey funds for expense reimbursement. As of December 31, 2023, the Company owes Mr. Anish a total of $37,910.

As of December 31, 2023, the Company owes Themis Caldwell, Director, $18,709, for short-term advances used to pay for Company expenses. During the six months ended December 31, 2023, Ms. Caldwell forgave a $5,000 accrual for rent expense arising from a prior rental agreement with the company. The $5,000 was credited to additional paid in capital.

As of December 31, 2023, the Company owes Mr. Anish, $12,318, for expense reimbursement.

NOTE 6 – NOTES PAYABLE

As of December 31, 2023 and June 30, 2023, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of December 31, 2023 and June 30, 2023, there is $8,962 and $6,562, respectively, of accrued interest due on the note. The note is past due and the Company is in default under this note.

On November 16, 2023, the Company issued a promissory note for $85,000 to a third party. The note bears interest at 10% and matures on January 31, 2024.  In addition, as an additional inducement to the lender for purchasing the Note, the Company will issue 100,000,000 shares of its common stock to the lender. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount to be amortized over the term of the loan. As of December 31, 2023, the shares have not yet been issued and $71,495 is disclosed as common stock to be issued. As of December 31, 2023, the note is presented net of $29,161 of debt discount.

As of December 31, 2023 and June 30, 2023, the Company owes various other individuals and entities $188,200 and $127,400, respectively. All the loans are non-interest bearing and due on demand.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

On March 28, 2022, the Company received short term financing from a private investor under a 10% Fixed Convertible Secured Promissory Note in the principal amount of $400,000 (the “Note”). The Note bears interest at a fixed rate of 10% per annum with all principal and interest due and was due on July 31, 2022. The Note is secured by a security interest and a lien on all equipment located at our Troy mine in Mariposa County, California. At the option of the investor, and at any time prior to the maturity date, the principal and interest owing under the Note may be converted into shares of our common stock at a conversion price equal to 50% of the lowest closing market price for our common stock during the five trading days preceding the conversion.

On February 27, 2023, the Company repaid $15,000 of the Note. On April 28, 2023, $75,000 of the Note was assigned to Rock Bay Partners (“Rock Bay”). Rock Bay has since converted $53,217 of the $75,000 into 33,333,000 shares of common stock.

On February 7, 2023, the Company executed a 12% convertible promissory note with Quick Capital LLC (“Quick Capital”) for $60,556. The note is convertible at the lessor of 1) $0.05, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. In addition, the Company issued Quick Capital warrants to purchase up to 1,211,111 shares of common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.05 per share and expire 5 five years from the date of issuance.

On February 8, 2023, the Company executed a 10% convertible promissory note with AES Capital Management, LLC (“AES”) for $38,000. The note is convertible at the lessor of 1) $0.02, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. The note is disclosed net of $4,061 of debt discount.

On June 8, 2023, the Company executed a 9% convertible promissory note with 1800 Diagonal Lending, LLC (“1800 Diagonal”). The note is convertible at a price per share equal to 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

The following table summarizes the convertible notes outstanding as of December 31, 2023:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2023	Additions	Conversions		Balance December 31, 2023
Private investor	3/28/2022	7/31/2022	14%	$310,000	$–	$–		$310,000
Quick Capital LLC	2/7/2023	11/8/2023	12%	60,556	–	(21,898)		38,658
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	38,000	–	(12,500)		25,500
Rock Bay Partners			10%	35,700	–	(13,917)		21,783
1800 Diagonal Lending, LLC	6/8/2023	3/8/2024	9%	57,750	–	(57,750	)(1)	–
Total				$502,006	$–	$(106,605)		$395,941
Less debt discount				$(105,354)				$(4,061)
Convertible notes payable, net				$396,652				$391,880

_______________

(1)	This note was repaid in cash.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2023	$1,010,145
Increase to derivative due to new issuances	–
Decrease to derivative due to conversion/repayment	(160,395)
Derivative loss due to mark to market adjustment	260,034
Balance at December 31, 2023	$1,109,784

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023, is as follows:

Inputs	December 31, 2023	Initial Valuation
Stock price	$0.0072	$0.015 – 0.42
Conversion price	$0.0025 – 0.0029	$0.015 – 0.2995
Volatility (annual)	367.14% – 378.53%	265.91% – 381.28%
Risk-free rate	5.4%	0.59% – 5.12%
Dividend rate	–	–
Years to maturity	0.25 – 0.33	0.34 – 1

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

During the three months ended December 31, 2023, Geneva Roth converted 77,790 shares of Series C preferred stock into 136,597,058 shares of common stock. The Company recognized a loss on conversion of $165,520. In addition, the Company purchased the remaining 11,022 shares held by Geneva Roth for $14,329. As of December 31, 2023, there were no shares of the Series C preferred stock outstanding.

During the three months ended December 31, 2023, the Company received $80,000 for the purchase of preferred stock. The class of stock that is being issued is a Series D Preferred stock.

NOTE 9 – COMMON STOCK

During the six months ended December 31, 2023, Quick Capital LLC converted $21,898 of its note payable along with $4,121 of accrued interest into 21,582,313 shares of common stock.

During the six months ended December 31, 2023, AES converted $12,500 of its note payable along with $684 of accrued interest into 6,105,029 shares of common stock.

During the six months ended December 31, 2023, RockBay Partners converted $13,917 of its note payable into 26,333,000 shares of common stock.

During the six months ended December 31, 2023, Geneva Roth converted 152,928 shares of Series C preferred stock into 189,968,342 shares of common stock. The Company recognized a loss on conversion of $306,373.

During the six months ended December 31, 2023, the Company received $10,000 for the purchase of shares of common stock. As of December 31, 2023, no shares have been issued.

On November 16, 2023, the Company issued a promissory note for $85,000 to a third party. As an additional inducement to the lender for purchasing the Note, the Company will issue 100,000,000 shares of its common stock to the lender. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount to be amortized over the term of the loan. As of December 31, 2023, the shares have not yet been issued and $71,495 is disclosed as common stock to be issued (Note 7).

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist.

1. On January 5, 2024, the Company filed the Certificate of Designation of Series D Convertible Preferred Stock with the Nevada Secretary of State (“Series D Stock”), pursuant to which 1,000,000 shares of Series D Stock were designated and authorized for issuance. As of the date of this Quarterly Report, 98,000 shares of Series D Stock were issued.

2. On January 18, 2024, the Company filed an amendment to its Articles of Incorporation, which increased the authorized common stock of the Company to 950,000 shares. These shares will primarily be used for acquisitions and to complete the remaining conversions necessary to pay off the remaining debt.

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

These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

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

Overview

We are an exploration-stage company that focuses on acquisition and development of gold mining and other mining properties worldwide, environmentally safe technologies both in mining and other business areas. As of the date of this Quarterly Report, we have not commenced our mining operations. We anticipate starting our mining operations in the second quarter of 2024. We are also exploring acquisitions of assets or majority interests in companies related to artificial intelligence technology and in the fintech arena acquiring proprietary software technology. At this time, the Company is negotiating the terms of these potential acquisitions and once these terms are finalized, we will enter into one or more definitive agreements.

The Company requires substantial funding and additional work to implement its business plan with respect to its mining properties, specifically to complete the acquisitions of 51% ownership in both (a) Compania Minera Metalurgica Centro Americana, a Honduran Corporation (“Commsa”). and (b) Lion Works Advertising, SA, a Guatemalan corporation (“Lion Works”).

On December 15, 2021, the Company entered into a share purchase agreement (the “Commsa Purchase Agreement”) with Juan Lemus, the sole shareholder of Commsa. The Commsa Share Purchase Agreement contemplated the acquisition by the Company of 51% of the share capital of Commsa, a newly-formed company, which has the mining rights to five operating mines that run along a 12.5-mile stretch of the Rio Jalan River, in consideration for $1,000,000 in cash and the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus (the “Commsa Acquisition”). In addition, the Company has agreed to provide up to $7,500,000 in working capital to expand the mining operations in a gold mining project (Rio Jalan Project) in Olancho state in the highlands of Central Honduras. The Company did not meet its obligations for the consummation of the Commsa Acquisition by March 31, 2022 as set forth in the Commsa Purchase Agreement; however, the parties did not terminate the Commsa Purchase Agreement (it issued to Mr. Lemus only 200,000 shares of Common Stock and paid only $75,000 toward the required $1,000,000 cash payment), intending that the Company would be able to obtain the necessary funding later and to consummate the Commsa Acquisition.

On August 14, 2023, the Company and Juan Lemus executed an addendum to the Commsa Purchase Agreement which provided for the extension of the Company’s obligations to pay $1,000,000 in cash, the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus and the payment of $7,500,000 in working capital until September 30, 2023. On September 28, 2023, the parties executed the second addendum, extending the timing of the Company’s payment from September 30, 2023 to December 31, 2023. The Company did not make the required payments by December 31, 2023, and this Commsa Purchase Agreement has expired. The parties are currently negotiating terms for entering into a new purchase agreement for the purchase of Commsa’s 51% ownership by the Company.

On March 19, 2023, the Company entered into and executed a share purchase agreement (the “Lion Works Purchase Agreement”) with Lion Works and Juan Lemus, the sole shareholder of Lion Works, which contemplated the acquisition by the Company, as Buyer, from Mr. Lemus, as Seller, of 51% of the capital stock of Lion Works, including 51% of the intellectual property rights and know-how related to the Genesis extraction system (“Genesis”), The Lion Works Purchase Agreement superseded the terms of the binding Letter of Intent that the parties entered into on November 21, 2021. Pursuant to the terms of the Lion Works Purchase Agreement, the Company’s consideration for the acquisition of 51% of Lion Works consisted of the following:

•	The total purchase price of $5,100,000 in cash, with the first minimum payment in the amount of $2,550,000 to be paid by September 30, 2023, and the remaining outstanding balance of $2,550,000 to be paid by September 30, 2024, within 12 months of the first payment.

•	An additional 5,000,000 as a working capital toward the development of the Genesis plants, with $2,000,000 to be paid by July 31, 2023, and the remaining $3,000,000 to be paid by July 31, 2024, within 12 months of the first payment.

•	Engagement of a patent attorney and pay for the cost of that patent attorney to prepare the patent application related to Genesis and to register that patent, provided that Lion Works will engage an expert to prepare a report on the Genesis system, to be used in this patent application.

The parties agreed that the closing of the transactions contemplated by the Lion Works Purchase Agreement will occur on or before March 19, 2023 or at such other time and place as the Buyer and the Seller may agree, provided that (i) the Seller receives the first tranche of working capital funds in the amount of $2,000 prior to the execution and delivery of (i) the paperwork necessary for the attorney to complete the patent submission, (ii) all documentation necessary for the buyer to market the Genesis program, (iii) any other document, certificate or instrument to consummate the transactions contemplated by the Lion Works Purchase Agreement.

On July 21, 2023, Juan Lemus and the Company executed the first addendum to the Lion Works Purchase Agreement, pursuant to which the Company’s obligations to pay $2,000,000 as working capital was extended until September 30, 2023. On September 28, 2023, the parties executed the second addendum, which extended the terms of the Company’s payments to December 31, 2023. The Company did not make the required payments by December 31, 2023, and the Lion Works Purchase Agreement has expired. The parties are currently negotiating the terms of a new agreement for the purchase of 51% ownership of Lion Works by the Company.

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

On October 30, 2023, Gries & Associates, LLC (“Gries”) informed Star Alliance International Corp. (the “Company”) that Gries was resigning as the Company’s independent registered public accounting firm. On October 30, 2023, the Company appointed GreenGrowth CPAs, as the Company’s independent registered public accounting firm for the year ending June 30, 2024, effective immediately.

On December 4, 2023, the Company signed a consulting agreement (the “Agreement”) with the Knightsbridge Group (“Knightsbridge”) with the effective date of December 11, 2023 to collaborate and leverage their respective strengths to achieve objectives in the Asian market. The terms of the Agreement amended and superseded the terms of the Memorandum of Understanding the parties executed on November 6, 2023.

The Agreement provided for the development and issuance of a Digital Gold Coin (“DGC”) by Knightsbridge, backed by the Company’s gold assets, provided that DGC will not be issued unless and until all the necessary paperwork required by the SEC and any other government agency were completed and timely filed; exploration of additional opportunities related to digital assets, equity and derivatives, to enhance the Company’s financial standing and growth; other consulting, advisory services by Knightsbridge in the Asian markets, in consideration for (a) issuance of 48,000,000 shares of the Company’s common stock; (b) 50,000 shares of the newly-designated Series D Convertible Preferred Stock, with the right to convert each share of Series D Convertible Preferred Stock to (500) common shares of Common Stock of the Company in 12 months; and (c) ten (10) percent of the developed and issued DGC, will be retained by KG as payment for development and maintenance of the DGC developed for the Company.

As of the date of this Quarterly Report, Knightsbridge has concluded its research aimed at exploring the feasibility and potential benefits of issuing a gold-linked Digital asset.

On January 5, 2024, the Company filed the Certificate of Designation of Series D Convertible Preferred Stock with the Nevada Secretary of State (“Series D Stock”), pursuant to which 1,000,000 shares of Series D Stock were designated 1,000,000 shares of Series D Stock for issuance. On January 18, 2024, the Company filed an amendment to its Articles of Incorporation, which increased the authorized common stock of the Company to 950,000 shares. These shares will primarily be used for acquisitions and to complete the remaining conversions necessary to pay off the remaining debt.

Results of Operations for the Three Months Ended December 31, 2023 as Compared to the Three Months Ended December 31, 2022

Operating expenses

General and administrative expenses (“G&A”) were $38,493 for the three months ended December 31, 2023, compared to $310,158 for the three months ended December 31, 2022, a reduction of $271,665. The reduction was mainly due to much smaller general overheads for head office costs as well as for the Troy mine as no work was performed during this quarter.

Professional fees were $26,948 for the three months ended December 31, 2023, compared to $67,000 for the three months ended December 31, 2022, a decrease of $40,052. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to a reduction in legal and audit fees during the period

Consulting fees were $12,500 for the three months ended December 31, 2023, compared to $514,718 for the three months ended December 31, 2022. The reduction of $502,218 was mainly due to a reduction in non cash consulting expenses during the current period.

Director compensation was $0 and $197,400 for the three months ended December 31, 2023 and 2022, respectively. The reduction is due to the fact that no non cash payments in the form of shares were issued to the Directors by the Company during the period. Our President and Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. This compensation was accrued if Officer compensation.

Officer compensation was $105,000 and $45,000 for the three months ended December 31, 2023 and 2022 respectively. Our President and Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. Our Chief Financial Officer signed a new employment agreement on March 15, 2023 and monthly compensation to was increased to $15,000 per month commencing January 1, 2023. The increase of $60,000 in officer compensation was due to the inclusion of the President’s compensation.

Other income (expense)

For the three months ended December 31, 2023 and 2022, we had interest expense of $110,498 and $67,855 respectively. The increase in interest expense was due to interest payments due on loans to the company prior to debt being repaid.

Net Loss

Net loss for the three months ended December 31, 2023 was $594,391 compared to $2,182,732 for the three months ended December 31, 2022. The large decrease in our net loss is due to the reduction of the loss on conversion of preferred stock, elimination of non-cash stock compensation expense during the period and a reduction in the fair value charge for the derivative expense.

Results of Operations for the Six Months Ended December 31, 2023 as Compared to the Six Months Ended December 31, 2022

Operating expenses

General and administrative expenses (“G&A”) were $58,908 for the six months ended December 31, 2023, compared to $878,602 for the six months ended December 31, 2022, a reduction of $819,694. The reduction was mainly due to much smaller general overheads for head office costs as well as for the Troy mine as no work was performed during this quarter.

Professional fees were $29,948 for the six months ended December 31, 2023, compared to $67,000 for the six months ended December 31, 2022, an decrease of $37,052. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to a reduction in legal and audit costs during the period.

Consulting fees were $12,500 for the six months ended December 31, 2023, compared to $1,094,093 for the six months ended December 31, 2022. The reduction of $1,081,593 was mainly due to a reduction in non cash expenses during the current period.

Director compensation was $0 and $4,4.607,400 for the six months ended December 31, 2023 and 2022, respectively. The reduction is due to the fact that no non cash payments in the form of shares were issued to the Directors by the Company during the period. Our Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. The reduction of $1,409,000 in Director’s compensation was mainly due to the elimination during the period of non-cash stock compensation payments.

Officer compensation was $210,000 and $1,490,000 for the six months ended December 31, 2023 and 2022 respectively. Our President and Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. Our Chief Financial Officer signed a new employment agreement on March 15, 2023 and monthly compensation to was increased to $15,000 per month commencing January 1, 2023. The reduction of $1,280,000 in officer compensation was mainly due to the elimination of non-cash stock compensation expenses.

Other income (expense)

For the six months ended December 31, 2023 and 2022, we had interest expense of $175,121 and $203,510 respectively. The reduction in interest expense was due to lower interest due on loans to the company prior to debt being repaid.

Net Loss

Net loss for the six months ended December 31, 2023 was $966,863 compared to $9,559,411 for the six months ended December 31, 2022. The large decrease in our net loss is primarily due to the elimination of non-cash stock compensation expense during the period, the reduction in the loss on the conversions of preferred stock and a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $26,514,657 as of December 31, 2023. For the six months ended December 31, 2023, the Company had a net loss of $966,863 which included the loss on conversion of preferred stock and derivatives associated with convertible debt. We used ($234,586) cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(163,091) during the six months ended December 31, 2023, compared to $(180,861) in the six months ended December 31, 2022. We had a loss on conversion of preferred stock in the amount of $306,373.

Net cash provided by financing activities was $163,721 and $111,225 for the six months ended December 31, 2023 and 2022, respectively. In the six months ended December 31, 2023 and 2022 we received $80,000 and $97,250 from the sale of preferred stock.

Over the next twelve months, we expect our principal source of liquidity will be raised from the sale of stock, a private placement offering or from an institutional lender.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 16 and 19, 2023, the Company issued 15,288,889 and 15,280,000 shares of common stock to Geneva Roth Holdings, Inc. upon conversion of the convertible promissory note.

On October 16, 2023, the Company issued 15,000,000 shares of common stock to Rock Bay Partners upon conversion of the convertible promissory note.

On October 27 and 31, 2023, the Company issued 15,111,111 and 16,222,222 shares of common stock to Geneva Roth Holdings, Inc. upon conversion of the convertible promissory note.

On November 2 and 3, 2023, the Company issued 4,732,444 and 13,333,333 shares of common stock to Geneva Roth Holdings, Inc. upon conversion of the convertible promissory note.

On November 6 and 8, 2023, the Company issued 18,201,709 and 18,205,128 shares of common stock to Geneva Roth Holdings, Inc. upon conversion of the convertible promissory note.

On November 9, 2023, the Company issued 18,222,222, shares of common stock to Geneva Roth Holdings, Inc. upon conversion of the convertible promissory note.

On November 8, 2023, the Company issued 11,333,000 shares of common stock to Rock Bay Partners upon conversion of the convertible promissory note.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report.

Exhibit	Description

3.1	Certificate of Designation of Series D Convertible Preferred Stock
3.2	Amendment to Articles of Incorporation
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Star Alliance International Corp.

Dated: February 14, 2024	By:	/s/ Richard Carey
Richard Carey President and Chairman (Principal Executive Officer)

Dated: February 14, 2024	By:	/s/ Antony Anish
Antony Anish Chief Financial Officer (Principal Financial and Accounting Officer)

