Form 10-Q
period 2024-03-31
Star Alliance International Corp.
filed 2024-06-20
CIK 1614556

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of June 18, 2024, there were 654,337,109 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

STAR ALLIANCE INTERNATIONAL CORP.

FORM 10-Q

Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$475	$4,391
Prepaids and other assets	412,000	482,500
Total current assets	412,475	486,891

Property and equipment	450,000	450,000
Mining claims	57,532	57,532

Total Assets	$920,007	$994,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$120,443	$110,565
Accrued interest	113,485	75,681
Due to related parties	64,456	55,654
Accrued compensation	577,113	346,060
Notes payable	335,026	202,051
Convertible notes payable, net of discount of $36,981 and $105,354, respectively	372,907	396,652
Derivative liability	1,193,321	1,010,145
Total current liabilities	2,776,751	2,196,808

Total Liabilities	2,776,751	2,196,808

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, 2,980,000 and 3,048,000 issued and outstanding respectively	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 163,950 shares issued and outstanding, respectively	–	165
Series D preferred stock, $0.001 par value, 1,000,000 shares authorized, 146,964 and 0 shares issued and outstanding, respectively	147	–
Common stock, $0.001 par value, 950,000,000 shares authorized, 570,860,334 and 227,097,537 shares issued and outstanding, respectively	570,860	227,098
Additional paid-in capital	24,917,374	24,171,513
Common stock to be issued	81,714	–
Preferred stock to be issued	10,000	–
Stock subscription receivable	(56,250)	(56,250)
Accumulated deficit	(27,383,472)	(25,547,794)
Total stockholders’ (deficit) equity	(1,856,744)	(1,202,385

Total liabilities and stockholders’ deficit	$920,007	$994,423

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$24,291	$80,556	$83,199	$959,158
Professional fees	10,050	22,130	39,998	89,130
Consulting	40,500	16,500	53,000	1,110,593
Director compensation	–	60,000	–	3,207,400
Officer compensation	105,000	45,000	315,000	2,995,000

Total operating expenses	179,841	224,186	491,197	8,361,281

Loss from operations	(179,841)	(224,186)	(491,197)	(8,361,281)

Other income (expense):
Interest expense	(59,117)	(56,151)	(234,238)	(259,661)
Change in fair value of derivative	(242,128)	146,562	(398,306)	(314,120)
Loss on conversion of debt	(261,529)	(97,249)	(263,951)	(97,249)
Loss on conversion of preferred stock	–	(152,985)	(306,373)	(911,109)
Gain on conversion of debt	–	–	5,378	–
Impairment expense	(107,500)	–	(107,500)	–
Loss on issuance of convertible debt	(4,612)	–	(4,612)	–
Penalty expense related to convertible debt	(14,088)	–	(34,879)	–
Total other expense	(688,974)	(159,823)	(1,344,481)	(1,582,139)

Loss before provision for income taxes	(868,815)	(384,009)	(1,835,678)	(9,943,420)

Provision for income taxes	–	–	–	–

Net loss	$(868,815)	$(384,009)	$(1,835,678)	$(9,943,420)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Weighted average common shares outstanding – basic and diluted	529,178,170	201,814,961	396,969,302	186,334,124

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	1,000,000	$1,000	1,833,000	$1,883	163,950	$165	–	$–
Stock issued for debt	–	–	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(75,138)	(75)	–	–
Stock sold for cash	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, September 30, 2023	1,000,000	1,000	1,833,000	1,883	88,812	90	–	–
Stock issued for debt	–	–	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(77,790)	(79)	–	–
Preferred stock redemption	–	–	–	–	(11,022)	(11)	–	–
Stock sold for cash	–	–	–	–	–	–	–	–
Stock granted for debt issuance cost	–	–	–	–	–	–	–	–
Forgiveness of debt – related party	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, December 31, 2023	1,000,000	1,000	1,833,000	1,883	–	–	–	–
Stock sold for cash	–	–	–	–	–	–	96,000	96
Stock issued for services	–	–	–	–	–	–	50,964	51
Stock issued for debt	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, March 31, 2024	1,000,000	$1,000	1,833,000	$1,883	–	$–	146,964	$147

	Common Stock		Additional Paid-in	Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2023	227,097,537	$227,098	$24,171,513	$–	$(56,250)	$(25,547,794)	$(1,202,385)
Stock issued for debt	27,687,342	27,687	48,758	–	–	–	76,445
Preferred stock converted to common stock	53,371,284	53,371	88,096	–	–	–	141,392
Stock sold for cash	–	–	–	10,000	–	–	10,000
Net loss	–	–	–	–	–	(372,472)	(372,472)
Balance, September 30, 2023	308,156,163	308,156	24,308,367	10,000	(56,250)	(25,920,266)	(1,347,020)
Stock issued for debt	26,333,000	26,333	6,400	–	–	–	32,733
Preferred stock converted to common stock	136,597,058	136,597	29,002	–	–	–	165,520
Preferred stock redemption	–	–	(14,318)	–	–	–	(14,329)
Stock sold for cash	–	–	–	80,000	–	–	80,000
Stock granted for debt issuance cost	–	–	–	71,495	–	–	71,495
Forgiveness of debt – related party	–	–	5,000	–	–	–	5,000
Net loss	–	–	–	–	–	(594,391)	(594,391)
Balance, December 31, 2023	471,086,221	471,086	24,334,451	161,495	(56,250)	(26,514,657)	(1,600,992)
Stock sold for cash	–	–	79,904	(70,000)	–	–	10,000
Stock issued for services	3,856	4	41,250	219	–	–	41,524
Stock issued for debt	99,770,257	99,770	461,769	–	–	–	561,539
Net loss	–	–	–	–	–	(868,815)	(868,815)
Balance, March 31, 2024	570,860,334	$570,860	$24,917,374	$91,714	$(56,250)	$(27,383,472)	$(1,856,744)

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2022	1,000,000	$1,000	1,833,000	$1,883	207,500	$208
Preferred stock sold for cash	–	–	–	–	46,500	47
Stock sold for cash	–	–	–	–	–	–
Stock issued for services – related party	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, September 30, 2022	1,000,000	1,000	1,833,000	1,883	254,000	255
Preferred stock sold for cash	–	–	–	–	57,750	58
Preferred stock converted to common stock	–	–	–	–	(153,750)	(154)
Stock issued for conversion of debt	–	–	–	–	–	–
Stock issued for services – related party	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–
Preferred stock issued for asset acquisitions	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2022	1,000,000	1,000	1,833,000	1,883	158,000	159
Preferred stock sold for cash	–	–	–	–	163,950	164
Preferred stock converted to common stock	–	–	–	–	(100,250)	(100)
Stock issued for conversion of debt	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–
Preferred dividends	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2023	1,000,000	$1,000	1,833,000	$1,883	221,700	$223

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2022	162,788,028	$162,788	$16,384,983	$(50,000)	$(15,058,400)	$1,442,462)
Preferred stock sold for cash	–	–	46,453	–	–	46,500
Stock sold for cash	50,000	50	6,200	(6,250)	–	–
Stock issued for services – related party	20,000,000	20,000	5,730,000	–	–	5,750,000
Net loss	–	–	–	–	(7,376,679)	(7,376,679)
Balance, September 30, 2022	182,838,028	182,838	22,167,636	(56,250)	(22,435,079)	(137,717)
Preferred stock sold for cash	–	–	50,692	–	–	50,750
Preferred stock converted to common stock	4,447,871	4,448	762,251	–	–	766,545
Stock issued for conversion of debt	1,538,461	1,538	102,385	–	–	103,923
Stock issued for services – related party	1,000,000	1,000	164,000	–	–	165,000
Stock issued for services	2,025,000	2,025	67,880	–	–	69,905
Preferred stock issued for asset acquisitions	–	–		–	–	400,000
Net loss	–	–	–	–	(2,182,732)	(2,182,732)
Balance, December 31, 2022	191,849,360	191,849	23,314,844	(56,250)	(24,617,811)	(764,326)
Preferred stock sold for cash	–	–	163,786	–	–	163,950
Preferred stock converted to common stock	9,157,912	9,159	143,927	–	–	152,986
Stock issued for conversion of debt	7,512,157	7,512	221,020	–	–	228,532
Stock issued for services	1,000,000	1,000	15,000	–	–	16,000
Warrants issued	–	–	24,092	–	–	24,092
Preferred dividends	–	–	(13,375)	–	–	(13,375)
Net loss	–	–	–	–	(384,009)	(384,009)
Balance, March 31, 2023	209,519,429	$209,520	$23,869,294	$(56,250)	$(25,001,820)	$(976,150)

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,835,678)	$(9,943,420)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	–	1,813,853
Common stock issued for services - related party	–	5,915,000
Stock issued for services	41,524	85,905
Loss on conversion of preferred stock	306,373	911,109
Change in fair value of derivative	398,306	314,120
Debt discount amortization	181,362	208,050
Loss on conversion of debt	263,951	–
Gain on conversion of debt	(5,378)	–
Loss on issuance of convertible debt	4,612	97,249
Impairment expense	107,500	–
Changes in assets and liabilities:
Prepaids and other assets	(37,000)	39,850
Accounts payable	9,878	8,277
Accrued expenses	67,058	49,986
Accrued expenses – related party	13,802	8,043
Accrued compensation	231,053	86,209
Net cash used in operating activities	(252,637)	(405,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	–	42,000
Proceeds from the sale of common stock	10,000	–
Proceeds from the sale of preferred stock	90,000	261,200
Proceeds from notes payable	220,800	77,355
Repayment of convertible note payable	–	(15,000)
Payment on notes payable	–	(27,903)
Payments on convertible notes payable	(57,750)	–
Redemption of preferred stock	(14,329)	–
Net cash provided by financing activities	248,721	337,652

Net change in cash	(3,916)	(68,117)
Cash at the beginning of period	4,391	71,724
Cash at the end of period	$475	$3,607

NON-CASH TRANSACTIONS:
Conversion of debt	$165,765	$–
Common stock issued for prepaid services	$–	$1,813,854

The accompanying notes are an integral part of these unaudited financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2024

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

GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $27,383,472 as of March 31, 2024. For the period ended March 31, 2024, the Company had a net loss of $1,835,678 and used $252,637 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended June 30, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2024, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending June 30, 2024.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended March 31, 2024.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

At March 31, 2024
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,193,321
Total	$–	$–	$1,193,321

At June 30, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,010,145
Total	$–	$–	$1,010,145

NOTE 3 – AGREEMENTS FOR ASSET ACQUISITIONS

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2024	June 30, 2023
Property and Equipment /Mine Assets	$450,000	$450,000
Total Property and Equipment	$450,000	$450,000

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

On November 17, 2022, Mr. Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan is non-interest bearing and due on demand. In addition, the Company owes Mr. Carey funds for expense reimbursement. As of March 31, 2024, the Company owes Mr. Carey a total of $37,910.

As of March 31, 2024, the Company owes Themis Glatman, Director, $18,709, for short-term advances used to pay for Company expenses. During the nine months ended March 31, 2024, Ms. Glatman forgave a $5,000 accrual for rent expense arising from a prior rental agreement with the company. The $5,000 was credited to additional paid in capital.

As of March 31, 2024, the Company owes Mr. Anish, $12,318, for expense reimbursement.

NOTE 6 – NOTES PAYABLE

As of March 31, 2024 and June 30, 2023, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of March 31, 2024 and June 30, 2023, there is $9,362 and $6,562, respectively, of accrued interest due on the note. The note is past due and the Company is in default under this note.

On November 16, 2023, the Company issued a promissory note for $85,000 to a third party. The note bears interest at 10% and matures on January 31, 2024.  In addition, as an additional inducement to the lender for purchasing the Note, the Company will issue 100,000,000 shares of its common stock to the lender. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount to be amortized over the term of the loan. As of March 31, 2024, the shares have not yet been issued and $71,495 is disclosed as common stock to be issued.

As of March 31, 2024 and June 30, 2023, the Company owes various other individuals and entities $155,375 and $127,400, respectively. All the loans are non-interest bearing and due on demand.

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

On February 27, 2023, the Company repaid $15,000 of the Note. On April 28, 2023, $75,000 of the Note was assigned to Rock Bay Partners (“Rock Bay”). Rock Bay has since converted $53,217 of the $75,000 into 61,104,000 shares of common stock.

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

On February 4, 2024, the Company executed a 15% convertible promissory note with 1800 Diagonal. Note is to be repaid in 9 payments of $8,081.89 (a total payback to the Holder of $72,737). The first payment is due March 15, 2024 with eight (8) subsequent payments on the 15th of each month thereafter.

On March 8, 2024, the Company executed a 10% convertible promissory note with Keystone Capital Partners (“Keystone”). The note is convertible at a price per share equal to 90% of the average of the two lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

The following table summarizes the convertible notes outstanding as of March 31, 2024:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2023	Additions	Conversions		Balance March 31, 2024
Private investor	3/28/2022	7/31/2022	14%	$310,000	$–	$–		$310,000
Quick Capital LLC	2/7/2023	11/8/2023	12%	60,556	14,088	(67,418)		7,226
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	38,000	–	(38,000)		–
Rock Bay Partners			10%	35,700	–	(35,700)		–
1800 Diagonal Lending, LLC	6/8/2023	3/8/2024	9%	57,750	–	(57,750	)(1)	–
1800 Diagonal Lending, LLC	2/5/2024	11/15/2024	15%	–	63,250	–		63,250
Keystone Capital Partners	3/8/2024	12/8/2024	10%	–	29,412	–		29,412
Total				$502,006	$106,750	$(198,868)		$409,888
Less debt discount				$(105,354)				$(36,981)
Convertible notes payable, net				$396,652				$372,907

_______________

(1)	This note was repaid in cash.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2023	$1,010,145
Increase to derivative due to new issuances	28,444
Decrease to derivative due to conversion/repayment	(347,430)
Derivative loss due to mark to market adjustment	502,162
Balance at March 31, 2024	$1,193,321

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024, is as follows:

Inputs	March 31, 2024	Initial Valuation
Stock price	$0.0054	$0.015 – 0.42
Conversion price	$0.0015 – 0.0025	$0.015 – 0.2995
Volatility (annual)	250.15% – 294.18%	265.91% – 381.28%
Risk-free rate	5.4%	0.59% – 5.12%
Dividend rate	–	–
Years to maturity	0.25 – 0.69	0.34 – 1

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

During the three months ended December 31, 2023, Geneva Roth converted 77,790 shares of Series C preferred stock into 136,597,058 shares of common stock. The Company recognized a loss on conversion of $165,520. In addition, the Company purchased the remaining 11,022 shares held by Geneva Roth for $14,329. As of March 31, 2024, there were no shares of the Series C preferred stock outstanding.

Series D Preferred Stock

 On January 5, 2024, the Company filed the Certificate of Designation of Series D Convertible Preferred Stock with the Nevada Secretary of State (“Series D Stock”), pursuant to which 1,000,000 shares of Series D Stock were designated and authorized for issuance.

During the nine months ended March 31, 2024, the Company received $90,000 for the purchase of 100,000 shares of Series D preferred stock. As of March 31, 2024, 4,000 of those shares have not yet been issued and are disclosed as $10,000 stock to be issued.

During the nine months ended March 31, 2024, the Company granted 50,964 shares of Series D preferred stock for services. The shares were valued at $0.81, the weighted average price of other Series D shares sold for cash, for total non-cash stock compensation of $41,524.

NOTE 9 – COMMON STOCK

On January 18, 2024, the Company filed an amendment to its Articles of Incorporation, which increased the authorized common stock of the Company to 950,000 shares. These shares will primarily be used for acquisitions and to complete the remaining conversions necessary to pay off the remaining debt.

During the nine months ended March 31, 2024, Quick Capital LLC converted $67,418 of its note payable along with $6,956 of accrued interest into 67,133,595 shares of common stock.

During the nine months ended March 31, 2024, AES converted $38,000 of its note payable along with $2,813 of accrued interest into 27,553,004 shares of common stock.

During the nine months ended March 31, 2024, RockBay Partners converted $36,837 of its note payable into 54,104,000 shares of common stock.

During the nine months ended March 31, 2024, Keystone converted $12,825 of a note payable into 5,000,000 shares of common stock.

During the nine months ended March 31, 2024, Geneva Roth converted 152,928 shares of Series C preferred stock into 189,968,342 shares of common stock. The Company recognized a loss on conversion of $306,373.

During the nine months ended March 31, 2024, the Company received $10,000 for the purchase of shares of common stock. As of March 31, 2024, no shares have been issued.

On November 16, 2023, the Company issued a promissory note for $85,000 to a third party. As an additional inducement to the lender for purchasing the Note, the Company will issue 100,000,000 shares of its common stock to the lender. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount to be amortized over the term of the loan. As of March 31, 2024, the shares have not yet been issued and $71,495 is disclosed as common stock to be issued (Note 7).

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that the following material subsequent events exist.

1/. On May 6, 2024, the Company signed a new convertible note with AES Capital Management, LLC in the amount of $400,000 which repaid an outstanding note that was used to purchase the Troy mine.

2/. On May 15, 2024, the Company signed a new line of credit transaction for $25 million.

3/. On May 24, 2024, the Company signed a new convertible note with AES Capital Management, LLC in the amount of $300,000 which became effective on June 5, 2024.

4/. On May 31, 2024, the Company has signed a JV agreement with Lion Works Advertising SA to fund the independent report on the Genesis system and the preparation of the patents.

5/. On June 4, 2024, the Company filed an amendment with the Secretary of State for Nevada to increase the Authorized capital of the Common shares of the Company to 1,500,000,000 shares of stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an exploration-stage company that focuses on acquisition and development of gold mining and other mining properties worldwide, environmentally safe technologies both in mining and other business areas. As of the date of this Quarterly Report, we have not commenced our mining operations. We anticipate starting our mining operations in the fourth quarter of 2024. We are also exploring acquisitions of assets or majority interests in companies related to artificial intelligence technology and in the fintech arena acquiring proprietary software technology. At this time, the Company is negotiating the terms of these potential acquisitions and once these terms are finalized, we will enter into one or more definitive agreements.

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

Results of Operations for the three Months Ended March 31, 2024 as compared to the three Months Ended March 31, 2023

Operating expenses

General and administrative expenses (“G&A”) were $24,291 for the three months ended March 31, 2024, compared to $80,556 for the three months ended March 31, 2023, a reduction of $56,265. The reduction was mainly due to much smaller general overheads for head office costs as well as for the Troy mine as no work was performed during this quarter.

Professional fees were $10,050 for the three months ended March 31, 2024, compared to $22,130 for the three months ended March 31, 2023, a decrease of $12,080. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to a reduction in legal and audit fees during the period.

Consulting fees were $40,500 for the three months ended March 31, 2024, compared to $16,500 for the three months ended March 31, 2023. The increase of $24,000 was mainly due to an increase in consulting expenses during the current period.

Director compensation was $0 and $60,000 for the three months ended March 31, 2024 and 2023, respectively. The reduction is due to the fact that no non cash payments in the form of shares were issued to the Directors by the Company during the period. Our President and Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. This compensation was accrued as Officer compensation.

Officer compensation was $105,000 and $45,000 for the three months ended March 31, 2024 and 2023 respectively. Our President and Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. Our Chief Financial Officer signed a new employment agreement on March 15, 2023 and monthly compensation to was increased to $15,000 per month commencing January 1, 2023. The increase of $60,000 in officer compensation was due to the inclusion of the President’s compensation.

Other income (expense)

For the three months ended March 31, 2024 and 2023, we had interest expense of $59,117 and $56,151 respectively. The increase in interest expense was due to interest payments made on loans to the company prior to debt being repaid.

Net Loss

Net loss for the three months ended March 31, 2024 was $868,815 compared to $384,000 for the three months ended March 31, 2023. The increase in our net loss is due to an increase of the loss on conversion of preferred stock, the change in fair value of the derivative and an increase in impairment expenses during the period.

Results of Operations for the Nine Months Ended March 31, 2024 as Compared to the Nine Months Ended March 31, 2023.

Operating expenses

General and administrative expenses (“G&A”) were $83,199 for the nine months ended March 31, 2024, compared to $959,158 for the nine months ended March 31, 2023, a reduction of $875,959. The reduction was mainly due to much smaller general overheads for head office costs primarily due to a significant reduction in investor relations costs as well as for the Troy mine as no work was performed during this quarter.

Professional fees were $39,998 for the nine months ended March 31, 2024, compared to $89,130 for the nine months ended March 31, 2024, an decrease of $49,132. Professional fees consist mainly of legal, accounting and audit expense. The decrease in the current period is due to a reduction in legal and audit costs during the period.

Consulting fees were $53,000 for the nine months ended March 31, 2024, compared to $1,110,593 for the nine months ended March 31, 2023. The reduction of $1,057,593 was mainly due to a reduction in shares issued for fees during the current period.

Director compensation was $0 and $3,207,400 for the nine months ended March 31, 2024 and 2023, respectively. The reduction is due to the fact that no non cash payments in the form of shares were issued to the Directors by the Company during the period. Our Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. The reduction of $1,409,000 in Director’s compensation was mainly due to the elimination during the period of non-cash stock compensation payments.

Officer compensation was $315,000 and $2,995,000 for the nine months ended March 31, 2024 and 2023 respectively. Our President and Chairman signed a new employment agreement on March 15, 2023 and monthly compensation was increased to $20,000 per month commencing January 1, 2023. Our Chief Financial Officer signed a new employment agreement on March 15, 2023 and monthly compensation to was increased to $15,000 per month commencing January 1, 2023. The reduction of $2,680,000 in officer compensation was mainly due to the elimination of non-cash stock compensation expenses.

Other income (expense)

For the nine months ended March 31, 2024 and 2023, we had interest expense of $234,238 and $259,661 respectively. The reduction in interest expense was due to lower interest due on loans to the company prior to debt being repaid.

Net Loss

Net loss for the nine months ended March 31, 2024 was $1,835,678 compared to $9,943,420 for the nine months ended March 31, 2023. The large decrease in our net loss is primarily due to the elimination of non-cash stock compensation expense during the period, the reduction in the loss on the conversions of preferred stock and a reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $27,383,472 as of March 31, 2024. For the nine months ended March 31, 2024, the Company had a net loss of $1,835,678 which included the loss on conversion of preferred stock and derivatives associated with convertible debt. We used ($252,637) cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(252,637) during the nine months ended March 31, 2024, compared to $(405,769) in the nine months ended March 31, 2023. We had a loss on conversion of preferred stock in the amount of $306,373 During the nine months ended March 31, 2024 and $911109 in the nine months ended March 31, 2023.

Net cash provided by financing activities was $248,721 and $337,652 for the nine months ended March 31, 2024 and 2023, respectively. In the nine months ended March 31, 2024 and 2023 we received $90,000 and $261,200 from the sale of preferred stock.

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

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 12, 2024 the Company issued 12,704,274 shares of common stock to AES Capital Management, LLC. as a conversion of the convertible promissory note.

On January 22, 2024 the Company issued 8,743,701 shares of common stock to AES Capital Management, LLC. as a conversion of the convertible promissory note.

On January 29, 2024 the Company issued 23,500,000 shares of common stock to Quick Capital. as a conversion of the convertible promissory note.

On January 30, 2024 the Company issued 23,500,000 shares of common stock to Rock Bay Partners. as a conversion of the convertible promissory note.

On March 7, 2024 the Company issued 22,051,282 shares of common stock to AES Capital management, LLC. as a conversion of the convertible promissory note.

On March 7, 2024 the Company issued 22,051,282 shares of common stock to Quick Capital. as a conversion of the convertible promissory note.

On March 22, 2024 the Company issued 5,000,000 shares of common stock to Keystone Capital Partners, LLC as a conversion of the convertible promissory note.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Star Alliance International Corp.

Dated: June 20, 2024	By:	/s/ Richard Carey
Richard Carey President and Chairman (Principal Executive Officer)

Dated: June 20, 2024	By:	/s/ Antony Anish
Antony Anish Chief Financial Officer (Principal Financial and Accounting Officer)

