Form 10-K/A
period 2023-06-30
Star Alliance International Corp.
filed 2025-01-14
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of January 9, 2025, there were 951,887,259 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

The Company has filed this amended 10-K filing due to an SEC directive that, subsequent to filing our 10-K, disallowed the audit report provided by the then auditors Gries and Associates. The auditor was suspended by the PCAOB which resulted in this directive.

The 10-K report has been reaudited by Bush and Associates and as a result of information made available during 2024 a change was made to the derivative calculations which resulted in an increased loss to the Company. In addition the subsequent events section has been updated.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not modify or update in any way disclosures in the Original Form 10-K.

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
NW 1/4 of Section 30, T3S, R20E, M.D.M
4839 feet north and 2651 feet west from the SE corner of
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

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $26,228,657 and working capital of $(1,609,917) as of June 30, 2023, and a net loss of $10,489,394 most of which is a non cash expense. The Company used $461,573 of cash in operating activities for the year ended June 30, 2023. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $26,228,657 and negative working capital of $(1,609,917) as of June 30, 2023, and a net loss of $10,489,394 most of which is non cash expense. The Company used $461,573 of cash in operating activities for the year ended June 30, 2023. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Star Alliance International, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheet of Star Alliance International, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

January 14, 2025

PCAOB ID Number 6797

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash	$4,391	$71,724
Prepaids and other assets	482,500	547,350
Prepaid stock for services	–	1,813,854
Total current assets	486,891	2,432,928

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Total other assets	507,532	507,532

Total Assets	$994,423	$2,940,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$110,565	$52,760
Accrued expenses	–	25,961
Accrued expenses–related party	55,654	–
Accrued Interest	124,560	–
Accrued compensation	346,060	212,428
Notes payable	213,251	193,866
Convertible notes payable, net of discount of $135,754 and $191,248, respectively	588,252	323,752
Derivative liability	1,439,329	689,231
Total current liabilities	2,877,671	1,497,998

Total Liabilities	2,877,671	1,497,998

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 163,950 and 207,500 shares issued and outstanding, respectively	165	208
Common stock, $0.001 par value, 500,000,000 shares authorized, 227,097,537 and 162,788,028 shares issued and outstanding, respectively	227,098	162,788
Additional paid-in capital	24,171,513	16,384,983
Stock subscription receivable	(56,250)	(50,000)
Accumulated deficit	(26,228,657)	(15,058,400)
Total stockholders’ (deficit) equity	(1,883,248)	1,442,462

Total liabilities and stockholders’ deficit	$994,423	$2,940,460

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2023	2022
Operating expenses:
General and administrative	$978,792	$1,897,581
General and administrative – related party	–	12,000
Mine development	–	791,500
Professional fees	142,863	144,763
Consulting	1,168,729	4,843,835
Director compensation	3,211,400	2,111,500
Officer compensation	3,100,500	952,500

Total operating expenses	8,602,284	10,753,679

Loss from operations	(8,602,284)	(10,753,679)

Other expense:
Interest expense	(360,502)	(297,417)
Change in fair value of derivative	(782,553)	(136,714)
Loss on conversion of debt	(166,799)	(102,403)
Loss on issuance of convertible debt	–	(575,396)
Other expense	(25,000)	(20,000)
Loss on conversion of preferred stock	(1,033,119)	–
Penalty Expense	(200,000)	–
Total other expense	(2,567,973)	(1,131,930)

Loss before provision for income taxes	(11,170,257)	(11,885,609)

Provision for income taxes	–	–

Net loss	$(11,170,257)	$(11,885,609)

Net loss per common share - basic and diluted	$(0.06)	$(0.08)
Weighted average common shares outstanding – basic and diluted	193,155,882	145,317,205

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Common Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2021	1,000,000	$1,000	1,833,000	$1,883	–	$–	124,319,584	$124,320	$2,793,609	$41,633	$(20,000)	$(3,172,791)	$(230,346)
Stock sold for cash	–	–	–	–	–	–	21,955,000	21,955	604,045	(32,000)	(30,000)	–	564,000
Preferred Stock sold for cash	–	–	–	–	207,500	208	–	–	207,292	–	–	–	207,500
Stock issued for services	–	–	–	–	–	–	9,866,444	9,866	9,042,634	(3,000)	–	–	9,049,500
Stock issued for services – related party	–	–	–	–	–	–	4,500,000	4,500	2,757,000	–	–	–	2,761,500
Stock issued for debt	–	–	–	–	–	–	1,947,000	1,947	680,603	(6,633)	–	–	675,917
Stock issued for acquisition	–	–	–	–	–	–	200,000	200	299,800	–	–	–	300,000
Net loss	–	–	–	–	–	–	–	–	–	–	–	(11,885,609)	(11,885,609)
Balance, June 30, 2022	1,000,000	1,000	1,833,000	1,883	207,500	208	162,788,028	162,788	16,384,983	–	(50,000)	(15,058,400)	1,442,462
Stock sold for cash	–	–	–	–	–	–	50,000	50	6,200	–	(6,250)	–	–
Preferred stock sold for cash	–	–	–	–	268,200	268			230,931	–	–	–	231,199
Stock issued for services	–	–	–	–	–	–	5,109,169	5,109	138,932	–	–	–	144,041
Stock issued for services – related party	–	–	–	–	–	–	21,000,000	21,000	5,924,000	–	–	–	5,945,000
Stock issued for debt	–	–	–	–	–	–	16,050,618	16,050	448,180	–	–	–	464,230
Preferred stock converted to common stock	–	–	–	–	(311,750)	(311)	22,099,722	22,101	1,035,298	–	–	–	1,057,088
Warrants issued	–	–	–	–	–	–	–	–	24,092	–	–	–	24,092
Preferred dividends	–	–	–	–	–	–	–	–	(21,103)	–	–	–	(21,103)
Net loss	–	–	–	–	–	–	–	–	–	–	–	(11,170,257)	(11,170,257)
Balance, June 30, 2023	1,000,000	$1,000	1,833,000	$1,883	163,950	$165	227,097,537	$227,098	$24,171,513	$–	$(56,250)	$(26,228,657)	$(1,883,248)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,170,257)	$(11,885,609)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	144,041	7,235,646
Common stock issued for services - related party	5,945,000	2,761,500
Prepaid stock issued for services	1,813,854	–
Loss on conversion of debt	166,799	102,403
Loss on conversion of preferred stock	1,033,119	–
Loss on issuance of convertible debt	–	575,396
Other expense	25,000	20,000
Change in fair value of derivative	782,553	136,714
Debt discount amortization	242,200	272,616
Penalty Expense related to convertible debt	200,000	–
Changes in assets and liabilities:
Prepaids and other assets	64,850	(47,350)
Accounts payable	57,805	34,382
Accrued expenses	86,677	20,247
Accrued expenses – related party	13,154	–
Accrued compensation	133,632	34,425
Net cash used in operating activities	(461,573)	(739,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaids and other assets	–	(200,000)
Net cash used in investing activities	–	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings from a related party	42,500	–
Proceeds from the sale of common stock	–	544,000
Proceeds from the sale of preferred stock	231,200	207,500
Proceeds from convertible note payable	127,355	501,250
Repayment of convertible note payable	(15,000)	–
Proceeds from notes payable	42,000	138,971
Payment on notes payable	(33,815)	(387,156)
Net cash provided by financing activities	394,240	1,004,565

Net change in cash	(67,333)	64,935
Cash at the beginning of year	71,724	6,789
Cash at the end of year	$4,391	$71,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Conversion of debt	$154,300	$97,154
Common stock issued for investment	$–	$300,000

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $26,228,657 as of June 30, 2023. For the year ended June 30, 2023, the Company had a net loss of $11,170,257, which included non-cash expense incurred for the issuance of common stock for services, loss on conversion of preferred stock and derivatives associated with convertible debt. We used $461,573 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

The following table summarizes the convertible notes outstanding as of June 30, 2023:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2022	Additions	Payments / Conversions/Assignment	Balance June 30, 2023
Private investor	3/28/2022	7/31/2022	14%	$400,000	$200,000	$(90,000)	$310,000
Fast Capital LLC	6/8/2022	6/8/2023	10%	115,000	–	(115,000)	–
Quick Capital LLC	2/7/2023	11/8/2023	12%	–	60,556	–	60,556
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	–	38,000	–	38,000
Rock Bay Partners			10%	–	75,000	(39,300)	35,700
1800 Diagonal Lending, LLC	6/8/2023	3/8/2024	9%	–	57,750	–	57,750
Total				$515,000	$431,306	$(244,300)	$702,006
Less debt discount				$(191,248)			$(113,754)
Convertible notes payable, net				$323,752			$588,252

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2021	$–
Increase to derivative due to new issuances	552,517
Derivative loss due to mark to market adjustment	136,714
Balance at June 30, 2022	689,231
Increase to derivative due to new issuances	270,116
Decrease to derivative due to conversion	(302,571)
Derivative loss due to market adjustment	782,553
Balance at June 30, 2023	$1,439,329

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

Subsequent to June 30, 2024, AES converted $77,750 of its notes payable along with $1,047 of accrued interest into 58,002,840 shares of common stock.

Subsequent to June 30, 2024, the following Officers and Directors resigned form the Company:

Weverson Correia

Themis Glatman

Bryan Cappelli and

Franz Allmayer

Robert Mayer was appointed to the Boar and is the Compliance Officer for the Company

Anthony Anish was appointed as CEO.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Annual Report.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on July 20, 2014)
3.2	Bylaws (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on July 20, 2014)
3.3	Articles of Amendment to Articles of Incorporation dated January 6, 2017 with respect to the change of the name of the Company to Star Alliance International Corp.
3.4	Articles of Amendment to Articles of Incorporation dated June 16, 2019 increasing the authorized capital of the Registrant
3.5	Certificate of Designations of Series A Preferred Stock dated July 27, 2020 (incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 14, 2020)
3.6	Articles of Designations of Series B Preferred Stock dated November 16, 2019 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 19, 2019)
3.7	Certificate of Designations of Series C Preferred Stock, dated March 28, 2022 (incorporated by reference to Exhibit 3.7 to Form S-1 filed with the SEC on June 15, 2023)
3.8	Articles of Amendment to the Articles of Incorporation, dated May 30, 2022, increasing the authorized capital of the Registrant (incorporated by reference to Exhibit 3.7 to Form S-1 filed with the SEC on June 15, 2023)
10.1	Asset Purchase Agreement dated June 13, 2019 between the Registrant and Troy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 19, 2019)
10.2	Share Exchange Agreement dated December 15, 2021 by and between the Registrant and Juan Lemus (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 22, 2021).
10.3	Common Stock Purchase Agreement by and between Keystone and the Registrant dated March 15, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 20, 2023)
10.4	Registration Rights Agreement by and between Keystone and the Registrant dated March 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 20, 2023)
10.5	Share Purchase Agreement dated March 19, 2023 by and among the Registrant, Lion Works and Juan Lemus (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.6	12% Convertible promissory note issued to Quick Capital LLC on February 7, 2023 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.7	10% Convertible promissory note issued to AES Capital Management, LLC on February 8, 2023 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.8	Employment Agreement between the Registrant and Richard Carey, effective as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated May 22, 2023)
10.9	Employment Agreement between the Registrant and Anthony Anish, effective as of August 1, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated May 22, 2023)
10.10	Series C Preferred Purchase Agreement by and between the Registrant and Geneva Roth Remark Holdings, Inc. dated January 17, 2023 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.11	Series C Preferred Purchase Agreement by and between the Registrant and Geneva Roth Remark Holdings, Inc. dated February 16, 2023 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2023)
10.12	Addendum to the Share Exchange Agreement by and between the Registrant and Juan Lemus dated August 14, 2023 (incorporated by reference to Exhibit 10.12 to Form S-1/A filed with the SEC on August 28, 2023)
10.13	First Addendum to the Share Purchase Agreement by and between Lion Works (incorporated by reference to Exhibit 10.13 to Form S-1/A filed with the SEC on August 28, 2023)
10.14	Second Addendum to the Share Exchange Agreement by and between the Registrant and Juan Lemus dated September 28, 2023 (incorporated by reference to Exhibit 10.13 to Form S-1/A filed with the SEC on August 28, 2023)
10.15	Second Addendum to the Shares Purchase Agreement by and between The Registrant and Compañia Minera Metalurgica Centro Americana dated September 28, 2023 (incorporated by reference to Exhibit 10.14 to Form 10-K filed with the SEC on October 13, 2023)

Exhibit	Description
31.1 *	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Star Alliance International Corp.

Dated: January 14, 2025	By:	/s/ Richard Carey
Richard Carey President and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Carey	President, Chairman and Director	January 14, 2025
Richard Carey	(Principal Executive Officer)

/s/ Anthony Anish	Chief Financial Officer, Corporate Secretary and Director	January 14, 2025
Anthony Anish	(Principal Financial and Accounting Officer)

/s/ Fernando Godina	Vice President and Director	January 14, 2025
Fernando Godina

/s/ Robert Mayer	Director	January 14, 2025
Robert Mayer

