Form 10-K
period 2024-06-30
Star Alliance International Corp.
filed 2025-01-14
CIK 1614556

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

At December 31, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $3,532,712.

As of January 14, 2025, there were 951,887,254 shares of the registrant’s common stock outstanding.

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

On August 14, 2023, the Company and Juan Lemus executed an addendum to the Share Exchange Agreement (the which provided for the extension of the Company’s obligations to pay $1,000,000 in cash, the issuance of 5,000,000 shares of the Company’s common stock to Mr. Lemus and the payment of $7,500,000 in working capital until September 30, 2023. The first addendum provides that if the Company does not comply with these obligations set forth in the Addendum until September 30, 2023, the Share Purchase Agreement will be null and void. On September 28, 2023, the parties executed the second addendum, extending the timing of the Company’s payment from September 30, 2023 to December 31, 2023. The Company has decided not to proceed with this transaction due to the heavy set up costs.

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

The Company continues to negotiate with Juan Lemus on terms for a new contract.

Consulting Agreement with the Knightsbridge Group

On December 4, 2023, the Company signed a consulting agreement (the “Agreement”) with the Knightsbridge Group (“Knightsbridge”) with the effective date of December 11, 2023. The terms of the Agreement amended and superseded the terms of the Memorandum of Understanding the parties executed on November 6, 2023. The Agreement provides that the Company will engage Knightsbridge to develop and issue Digital Gold Coin (“DGC”), backed by the Company’s gold assets, provided that DGC will not be issued unless and until all the necessary paperwork required by the SEC and any other government agency were completed and timely filed. In addition, Knightsbridge shall provide other consulting, advisory services in the Asian markets. In consideration for these services, the Company agreed to (a) issue to Knightsbridge 48,000,000 shares of the Company’s common stock; (b) 50,000 shares of the newly-designated Series D Convertible Preferred Stock, with the right to convert each share of Series D Convertible Preferred Stock to (500) common shares of Common Stock of the Company in 12 months; and (c) ten (10) percent of the developed and issued DGC, will be retained by Knightsbridge as payment for development and maintenance of the DGC developed for the Company. As of the date of this prospectus, Knightsbridge has concluded its research aimed at exploring the feasibility and potential benefits of issuing a gold-linked Digital asset, but the DGC has not been developed yet. Based on this research and discussions between the parties, the Company authorized Kingsbridge to gather the information and to start the preparation of the necessary steps required for a registration statement to be filed with the SEC. The Company is planning to file a registration statement registering the DGC with the SEC as soon as possible.

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

The Company requires substantial funding and additional work to implement its business plan with respect to its mining property, including the acquisitions of 51% ownership in Lion Works Advertising, SA, a Guatemalan corporation (“Lion Works”), a company that owns the “Genesis” ore extraction process, as described below. If we complete this acquisition and acquire the intellectual property rights to Genesis, we will grow our business and will be able to build a number of Genesis plants that can be placed in customer mining sites including our own Troy mining site.

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

As of the date of this Annual Report, we are also exploring acquisitions of assets and interests in companies related to artificial intelligence technology and in majority ownership of Companies in the fintech arena. We are currently negotiating the terms of these potential acquisitions and once these terms are final, we will enter into one or more definitive agreements.

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

Main Mine Site Co-Ordinates (Blue Dot)

37°39’50 North; 119°52’31 West

LODE CLAIM MAP
TROY 60-71,80-87,89,91,93,95,97-118,121-124
T3S, R19E M.D.M
Mariposa County, California
Locator:
Troy Mining Corporation
13400 Riverside Drive, #205
Sherman Oaks, CA 91423
USGS TOPO MAPS
El Portal, CA
Buckingham Mtn., CA
SCALE: 1:24,000
TROY 60
TROY 61
TROY 62
TROY 63
TROY 64
TROY 65
TROY 66
TROY 67
TROY 68
TROY 69
TROY 70
TROY 71
TROY 80
TROY 81
TROY 82
TROY 83
TROY 84
TROY 85
TROY 86
TROY 87
TROY 89
TROY 91
TROY 93
TROY 95
TROY 97
TROY 98
TROY 99
TROY 100
TROY 101
TROY 102
TROY 103
TROY 104
TROY 105
TROY 106
TROY 107
TROY 108
TROY 109
TROY 110
TROY 111
TROY 112
TROY 113
TROY 114
TROY 115
TROY 116
TROY 117
TROY 118
TROY 121
TROY 122
TROY 123
TROY 124
MERCED
WILD
AND
Clearing House
Prospects
Cranberry
Gulch
Incline
Indian Flat Guard Sta
Campground
Hite Cove
SOUTH
FORK
MERCED
WILD
RIVER
S
E
R
R
A

MW&SR
Pigeon
Gulch
Hennessey
Branch
Canyon
Brown Peak
Pinoche Peak
PINOCHE
RIDGE
IONA
FORES
TROY 1
TROY 2
TROY 3
TROY 4
TROY 5
TROY 6
TROY 7
TROY 8
TROY 9
TROY 10
TROY 11
TROY 12
TROY 13
TROY 14
TROY 15
TROY 16
TROY 17
TROY 19
TROY 20
TROY 21
TROY 48
TROY 49
TROY 50
TROY 51
TROY 52
TROY 53
TROY 54
TROY 55
LODE CLAIM MAP
TROY 1-17,19-21,48-55
T3S, R20E M.D.M
Mariposa County, California
Locator:
Troy Mining Corporation
13400 Riverside Drive, #205
Sherman Oaks, CA 91423
USGS TOPO MAPS
El Portal, CA
Buckingham Mtn., CA
SCALE: 1:24,000

9

37.68404, -119.77603
37.66897, -119.89225
El Portal
Cathewood
Hennessy Ridge
37.60894, -119.7615
SIERRA
37.59055, -119.87955

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
General course load is from easterly to westerly direction

The Troy Mining Zone Location Map – Mariposa County

Location of Star’s Mining Property
Within the Historic “California Mother Load”

MAP OF
CALIFORNIA HISTORIC
GOLD MINES
The California
Gold Discovery To Statehood
Sesquicentennial (1998 - 2000) Edition
1998
DEPARTMENT OF CONSERVATION
Division of Mines and Geology
EXPLANATION
Historic Lode Gold Mine Location
Historic Placer Gold Mine Location
Active Gold Mine Locations (1996-1998)
Troy's Mining Claims
Covering 10,500 acres
Sacramento
PACIFIC
OCEAN
California Department of Conservation, Division of Mines and Geology

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

Photographs of the Troy Mining Zone

The Mining Property, showing site buildings

Mining Property

Mining Property

29

Mine Shaft

30

Bunker

31

Main Road

32

Mine

33

Mill

34

Mill

35

Mill

36

Mill

37

Mill Building

38

Rock Face Inside the Mine Showing Ore

39

Bunker

40

Mine Map	Inside Mine	Inside Mine

41

Several Pictures Taken at the Mine Site late November 2019 Follow

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

44

First Prototype of the GENESIS oxide System

First Industrial Scale GENESIS Refractory System

Our Growth Strategies

The Company is planning to reopen the mining properties it acquired from Troy in 2024 and to purchase the equipment necessary to start operations and actualize commercial production from the mines. We believe that these activities will generate revenues and profit. The Company is also exploring the acquisitions of assets and interests in companies with proprietary software related to artificial intelligence technology and in the fintech arena. To implement this business plan, it will require the full utilization of our management, financial and other resources and raising the funds necessary for the businesses. Our ability to manage growth effectively will depend on our ability to quickly scale-up operations and to recruit, train and manage operations, management, and technical personnel and to retain the current successful management team and adding experienced personnel to the team to enable us to meet our production expansion plan.

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

1C. Cybersecurity

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

On January 9, 2025, the last reported closing price of our Common Stock was $0.0006 per share.

Holders

As of January 9, 2025, the Company had 110 stockholders of record.

Dividends

No cash dividends have been paid on our shares of common stock during the fiscal years ended June 30, 2024 and 2023. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

On July 11, 2023 and July 27, 2023 the Company issued 2,354,717 and 3,391,304, respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On August 16, 2023, the Company issued Geneva Roth Holdings, Inc 3,265,460 and 4,105,263 respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On August 16, 2023, the Company issued 3,265,460 shares of common stock to Quick Capital. as a conversion of the convertible promissory note.

On September 1, 2023, the Company issued Geneva Roth Holdings, Inc 6,500,000 shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On September 5, 2023, and September 15 the Company issued 1,583,092 and 4,521,937 respectively, shares of common stock to AES. as a conversion of the convertible promissory note.

On September 8, and September 15, 2023, the Company issued 7,240,802, and 11,076,051 shares of common stock to Quick Capital as a conversion of the convertible promissory note.

On September 28, 2023 the Company issued Geneva Roth Holdings, Inc 13,920,000 shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On October 16 and 19, 2023, the Company issued Geneva Roth Holdings, Inc 15,288,889 and 15,280,000 respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On October 16, 2023, the Company issued Rock Bay Partners 15,000,000, shares of common stock to as a conversion of the convertible promissory note.

On October 27 and 31, 2023, the Company issued Geneva Roth Holdings, Inc 15,111,111 and 16,222,222 respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On November 2 and 3, 2023, the Company issued Geneva Roth Holdings, Inc 4,732,444 and 13,333,333 respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On November 6 and 8, 2023, the Company issued Geneva Roth Holdings, Inc 18,201,709 and 18,205,128 respectively, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On November 9, 2023, the Company issued Geneva Roth Holdings, Inc 18,222,222, shares of common stock to Geneva Roth Holdings, Inc. as a conversion of the convertible promissory note.

On November 8, 2023, the Company issued 11,333,000 shares of common stock to Rock Bay Partners. as a conversion of the convertible promissory note.

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

On April 2, 2024 the Company issued 7,000,000 shares of common stock to Keystone Capital Partners, LLC as a conversion of the convertible promissory note.

On April 9, 2024 the Company issued 4,356,827 shares of common stock to Quick Capital as a conversion of the convertible promissory note.

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

Our cash balance was $90,182 as of June 30, 2024. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds raised from the sale of shares and borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $28,582,704 and working capital of $(2,603,419) as of June 30, 2024, and a net loss of $2,354,047 most of which is a non cash expense. The Company used $262,104 of cash in operating activities for the year ended June 30, 2024. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the years ended June 30, 2024 and 2023

Operating expenses

General and administrative expenses were $96,803 for the year ended June 30, 2024, compared to $978,902 for the year ended June 30, 2023, a reduction of $882,099. The decrease is due to a reduction in filing fees and other expenses.

Professional fees were $39,548 for the year ended June 30, 2024, compared to $142,863 for the year ended June 30, 2023, a decrease of $103,315. Professional fees consist mainly of legal, accounting and audit expense. The decrease is primarily due to lower legal fees.

Consulting fees were $53,000 for the year ended June 30, 2024 compared to $1,168,729 for the year ended June 30, 2023, a reduction of $1,115,729. The decrease is because there were no shares issued to consultants during 2024.

There was a loss on conversion of common stock for Directors compensation and officer compensation of $0 for the year ended June 30, 2024 compared to Directors compensation of $3,211,400 and officer compensation of $3,100,500 for the year ended June 30, 2023.

Other income (expense)

For the year ended June 30, 2024, we had interest expense of $330,591 and a net loss on conversion of debt of $53,497 with a loss on conversion of preferred stock of $306,373 compared to interest expense of $360,502 and loss on conversion of debt of $166,799 and a loss on conversion of preferred stock of $1,033,119 for the year ended June 30, 2023. In addition, there was a loss on issuance of convertible debt of $840,251 in 2024 and $0 in 2023. There was a warrant expense of $691,234 in the year ended June 30, 2024 compared to $0 in 2023.

Net Loss

Net loss for the year ended June 30, 2024 was $2,354,047 compared to $11,170,257 for the year ended June 30, 2023.

Plan of Operations

We expect that working capital requirements will continue to be funded through borrowing from related parties and others..

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated deficit of $28,582,704 and negative working capital of $(2,603,419) as of June 30, 2024, and a net loss of $2,354,047 most of which is non cash expense. The Company used $262,104 of cash in operating activities for the year ended June 30, 2024. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $262,104 for the year ended June 30, 2024 as compared to the net cash used in operating activities of $461,573 for the year ended June 30, 2023. The reduction in net cash used in operating activities from 2024 to 2023 is because stock issued for services decreased during the year ended June 30, 2024.

Net cash provided by financing activities was $452,895 and $394,240 for the years ended June 30, 2024 and 2023, respectively.

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

Henderson, Nevada

January 14, 2025

PCAOB ID Number 6797

STAR ALLIANCE INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS
Current assets:
Cash	$90,182	$4,391
Prepaids and other assets	2,000	482,500
Total current assets	92,182	486,891

Property and equipment	450,000	450,000
Mining claims	57,532	57,532
Prepaid for investment	105,000	–

Total Assets	$704,714	$994,423

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$119,251	$110,565
Cash overdraft	23,678	–
Accrued interest	34,700	124,560
Due to related parties	53,645	55,654
Accrued compensation	644,970	346,060
Notes payable	302,851	213,251
Convertible notes payable, net of discount of $286,361 and $113,754, respectively	418,220	588,252
Derivative liability	1,098,286	1,439,329
Total current liabilities	2,695,601	2,877,671

Total Liabilities	2,695,601	2,877,671

COMMITMENTS AND CONTINGENCIES (see footnotes)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 163,950 shares issued and outstanding, respectively	–	165
Series D preferred stock, $0.001 par value, 1,000,000 shares authorized, 146,964 and 0 shares issued and outstanding, respectively	147	–
Common stock, $0.001 par value, 950,000,000 shares authorized, 654,337,109 and 227,097,537 shares issued and outstanding, respectively	654,337	227,098
Additional paid-in capital	25,898,986	24,171,513
Common stock to be issued	81,714	–
Preferred stock to be issued	10,000	–
Stock subscription receivable	(56,250)	(56,250)
Accumulated deficit	(28,582,704)	(26,228,657)
Total stockholders’ (deficit) equity	(1,990,887)	(1,883,248)

Total liabilities and stockholders’ deficit	$704,714	$994,423

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2024	2023
Operating expenses:
General and administrative	$96,803	$978,792
Professional fees	39,548	142,863
Consulting	53,000	1,168,729
Director compensation	–	3,211,400
Officer compensation	420,000	3,100,500

Total operating expenses	609,351	8,602,284

Loss from operations	(609,351)	(8,602,284)

Other income (expense):
Interest expense	(330,591)	(360,502)
Change in fair value of derivative	994,629	(782,553)
Gain on forgiveness of debt	268,972	–
Gain on conversion of debt	13,752	–
Loss on conversion of debt	(336,221)	(166,799)
Loss on conversion of preferred stock	(306,373)	(1,033,119)
Other expense	–	(25,000)
Impairment expense	(482,500)	–
Loss on issuance of convertible debt	(840,251)	–
Warrant expense	(691,234)	–
Penalty expense related to convertible debt	(34,879)	(200,000)
Total other expense	(1,744,696)	(2,567,973)

Loss before provision for income taxes	(2,354,047)	(11,170,257)

Provision for income taxes	–	–

Net loss	$(2,354,047)	$(11,170,257)

Net loss per common share - basic and diluted	$(0.00)	$(0.06)
Weighted average common shares outstanding – basic and diluted	452,201,813	193,155,882

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2022	1,000,000	$1,000	1,833,000	$1,883	207,500	$208		$–
Preferred stock sold for cash	–	–	–	–	268,200	268	–	–
Stock sold for cash	–	–	–	–	–	–	–	–
Stock issued for services – related party	–	–	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(311,750)	(311)	–	–
Stock issued for conversion of debt	–	–	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Preferred dividends	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2023	1,000,000	$1,000	1,833,000	$1,883	163,950	$165	–	$–
Preferred stock sold for cash	–	–	–	–	–	–	96,000	96
Common stock sold for cash	–	–	–	–	–	–	–	–
Preferred stock converted to common stock	–	–	–	–	(163,950)	(165)	–	–
Stock issued for conversion of debt	–	–	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–	50,964	51
Forgiveness of related party debt	–	–	–	–	–	–	–	–
Warrants issued	–	–	–	–	–	–	–	–
Preferred dividends	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, June 30, 2024	1,000,000	$1,000	1,833,000	$1,883	–	$–	146,964	$147

	Common Stock		Additional Paid-in	Stock To Be	Stock Subscription	Accumulated
	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, June 30, 2022	162,788,028	$162,788	$16,384,983	$–	$(50,000)	$(15,058,400)	$1,442,462
Preferred stock sold for cash	–	–	230,931	–	–	–	231,199
Stock sold for cash	50,000	50	6,200	–	(6,250)	–	–
Stock issued for services – related party	21,000,000	21,000	5,924,000	–	–	–	5,945,000
Preferred stock converted to common stock	22,099,722	22,101	1,035,298	–	–	–	1,057,088
Stock issued for conversion of debt	16,050,618	16,050	448,180	–	–	–	464,230
Stock issued for services	5,109,169	5,109	138,932	–	–	–	144,041
Warrants issued	–	–	24,092	–	–	–	24,092
Preferred dividends	–	–	(21,103)	–	–	–	(21,103)
Net loss	–	–	–	–	–	(11,170,257)	(11,170,257)
Balance, June 30, 2023	227,097,537	$227,098	$24,171,513	$–	$(56,250)	$(26,228,657)	$ (1,883,248)
Preferred stock sold for cash	–	–	79,904	10,000	–	–	90,000
Common stock sold for cash	–	–	–	81,495	–	–	81,495
Preferred stock converted to common stock	189,968,342	189,967	102,780	–	–	–	292,582
Stock issued for conversion of debt	208,214,745	208,215	826,708	–	–	–	1,034,923
Stock issued for services	3,856	4	41,250	219	–	–	41,524
Forgiveness of related party debt	–	–	5,000	–	–	–	5,000
Warrants issued	–	–	700,884	–	–	–	700,884
Warrant exercise	29,052,629	29,053	(29,053)	–	–	–
Net loss	–	–	–	–	–	(2,354,047)	(2,354,047)
Balance, June 30, 2024	654,337,109	$654,337	$25,898,986	$81,714	$(56,250)	$(25,852,704)	$ (1,990,887)

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

STATEMENT OF CASH FLOWS

	For the Years Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,354,047)	$(11,170,257)

Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid stock issued for services	–	1,813,854
Common stock issued for services - related party	–	5,945,000
Stock issued for services	41,254	144,041
Loss on conversion of preferred stock	306,373	1,033,119
Change in fair value of derivative	(994,629)	782,553
Debt discount amortization	235,771	242,200
Loss on conversion of debt	336,221	166,799
Gain on conversion of debt	(13,752)	–
Gain on forgiveness of debt	(268,972)
Loss on issuance of convertible debt	840,251	–
Other expense	–	25,000
Warrant expense	691,234	–
Penalty expense related to convertible debt	34,879	200,000
Impairment expense	482,500	–
Changes in assets and liabilities:
Prepaids and other assets	(2,000)	64,850
Accounts payable	8,686	57,805
Accrued expenses	95,217	86,677
Accrued expenses – related party	–	13,154
Accrued compensation	298,910	133,632
Net cash used in operating activities	(262,104)	(461,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid for investment	(105,000)	–
Net cash provided by investing activities	(105,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	23,678	–
(Payments) proceeds of borrowings from a related party	(2,009)	42,500
Proceeds from the sale of common stock	10,000	–
Proceeds from the sale of preferred stock	90,000	231,200
Proceeds from notes payable	183,600	42,000
Proceeds from convertible note payable	280,225	127,355
Repayment of convertible note payable	(105,470)	(15,000)
Payment on notes payable	(12,800)	(33,815)
Redemption of preferred stock	(14,329)	–
Net cash provided by financing activities	452,895	394,240

Net change in cash	85,791	(67,333)
Cash at the beginning of period	4,391	71,724
Cash at the end of period	$90,182	$4,391

NON-CASH TRANSACTIONS:
Conversion of debt	$334,231	$154,300

The accompanying notes are an integral part of these financial statements.

STAR ALLIANCE INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2024 and 2023.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended June 30, 2024.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

At June 30, 2024
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,098,286
Total	$–	$–	$1,098,286

At June 30, 2023
Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$1,439,329
Total	$–	$–	$1,439,329

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2024 and 2023, the Company’s diluted loss per share is the same as the basic loss per share, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $28,582,704 as of June 30, 2024. For the period ended June 30, 2024, the Company had a net loss of $2,354,047 and used $262,104 of cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2024	June 30, 2023
Mine Assets	$450,000	$450,000
Total	$450,000	$450,000

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

On November 17, 2022, Mr. Carey agreed to give 4 million of his own shares of common stock in exchange for $42,000 which was loaned to the Company. The loan is non-interest bearing and due on demand. In addition, the Company owes Mr. Carey funds for expense reimbursement. As of June 30, 2024, the Company owes Mr. Carey a total of $30,473.

On December 5, 2022, the Company issued 1,000,000 shares of common stock to Themis Caldwell, Director, for services. The shares were valued at $0.165 per share, the closing stock price on the date of grant, for total non-cash expense of $165,000.

As of June 30, 2024 and 2023, the Company owes Themis Caldwell, a former Director, $16,709 and $2,500, respectively, for short-term advances used to pay for Company expenses. During the year ended June 30, 2024, Ms. Caldwell forgave a $5,000 accrual for rent expense arising from a prior rental agreement with the company. The $5,000 was credited to additional paid in capital.

As of June 30, 2024, the Company owes Mr. Anish, $3,464, for expense reimbursement.

NOTE 7 – NOTES PAYABLE

As of June 30, 2024 and June 30, 2023, the Company owed Kok Chee Lee, the former CEO and Director of the Company, $42,651 and $42,651, respectively for operating expenses he paid on behalf of the Company during the year ended June 30, 2018. The borrowing is unsecured, non-interest-bearing and due on demand.

On June 1, 2018, the Company executed a promissory note in the amount of $32,000 with the former Secretary of the Board for $30,128 of accrued expenses for services previously provided and an additional $1,872 for services rendered. The note is unsecured, bears interest at 5% per annum and matures on December 1, 2018. As of June 30, 2024 and June 30, 2023, there is $9,762 and $6,562, respectively, of accrued interest due on the note. The note is past due and the Company is in default under this note.

On November 16, 2023, the Company issued a promissory note for $85,000 to a third party. The note bears interest at 10% and matures on January 31, 2024. In addition, as an additional inducement to the lender for purchasing the Note, the Company will issue 100,000,000 shares of its common stock to the lender. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount to be amortized over the term of the loan. As of June 30, 2024, the shares have not yet been issued and $71,495 is disclosed as common stock to be issued.

As of June 30, 2024 and 2023, the Company owes various other individuals and entities $217,851 and $127,400, respectively. All the loans are non-interest bearing and due on demand.

NOTE 8 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

On March 28, 2022, the Company received short term financing from a private investor under a 10% Fixed Convertible Secured Promissory Note in the principal amount of $400,000 (the “Note”). The Note bears interest at a fixed rate of 10% per annum with all principal and interest due and was due on July 31, 2022. The Note is secured by a security interest and a lien on all equipment located at our Troy mine in Mariposa County, California. At the option of the investor, and at any time prior to the maturity date, the principal and interest owing under the Note may be converted into shares of our common stock at a conversion price equal to 50% of the lowest closing market price for our common stock during the five trading days preceding the conversion. On March 1, 2023, there was a $200,000 maturity penalty added to the balance of the note.

On February 27, 2023, the Company repaid $15,000 of the Note. On April 28, 2023, $75,000 of the Note was assigned to Rock Bay Partners (“Rock Bay”). Rock Bay has since converted $53,217 of the $75,000 into 61,104,000 shares of common stock.

On May 6, 2024, a Securities Purchase Agreement was executed whereby the balance due of $510,000 and $148,648 of principal and interest, respectively, was purchased by, and assigned to AES Capital Management, LLC (“AES”). At the time of assignment AES forgave $110,000 of the principal and all the accrued interest. AES has since converted $50,750 of the $400,000 and $181 of interest, into 29,020,370 shares of common stock.

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

On February 8, 2023, the Company executed a 10% convertible promissory note with AES for $38,000. The note is convertible at the lessor of 1) $0.02, or a price per share equal to the 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

On May 10, 2023, the Company executed a 10% convertible promissory note with Keystone Capital Partners (“Keystone”) for $56,200. The note is convertible at a price per share equal to 90% of the average of the two lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

On June 8, 2023, the Company executed a 9% convertible promissory note with 1800 Diagonal Lending, LLC (“1800 Diagonal”) for $57,750. The note is convertible at a price per share equal to 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

On February 5, 2024, the Company executed a 15% convertible promissory note with 1800 Diagonal. The Note is to be repaid in 9 payments of $8,081.89 (a total payback to the Holder of $72,737). The first payment is due March 15, 2024 with eight (8) subsequent payments on the 15th of each month thereafter.

On March 8, 2024, the Company executed a 10% convertible promissory note with Keystone Capital Partners (“Keystone”) for $29,412. The note is convertible at a price per share equal to 90% of the average of the two lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

On April 11, 2024, the Company executed a 12% convertible promissory note with Quick Capital LLC (“Quick Capital”) for $38,889. The note is convertible at a price per share equal to 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. In addition, the Company issued Quick Capital warrants to purchase up to 3,888,888 shares of common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.01 per share and expire 5 five years from the date of issuance.

On May 24, 2024, the Company executed a 10% convertible promissory note with AES for $225,000. The note is convertible at 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note. In addition, as inducement for entering into the promissory note the Company executed an additional 4% convertible promissory note for $31,500. The note is convertible at 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which lender elects to convert all or part of the Note.

The following table summarizes the convertible notes outstanding as of June 30, 2024:

Note Holder	Date	Maturity Date	Interest	Balance June 30, 2023	Additions	Conversions / Payments		Balance June 30, 2024
Private investor	3/28/2022	7/31/2022	14%	$510,000	$–	$(510,000)		$–	(2)
Quick Capital LLC	2/7/2023	11/8/2023	12%	60,556	14,088	(74,644)		–
AES Capital Management, LLC	2/8/2023	2/7/2024	10%	38,000	–	(38,000)		–
Rock Bay Partners			10%	35,700	–	(35,700)		–
1800 Diagonal Lending, LLC	6/8/2023	3/8/2024	9%	57,750	–	(57,750	)(1)	–
1800 Diagonal Lending, LLC	2/5/2024	11/15/2024	15%	–	63,250	(32,720	)(3)	30,530
Keystone Capital Partners	3/8/2024	12/8/2024	10%	–	29,412	–		29,412
Quick Capital LLC	4/11/2024	1/11/2024	12%	–	38,889	–		38,889
AES Capital Management, LLC	5/6/2024	demand	10%	–	400,000	(50,750)		349,250	(2)
AES Capital Management, LLC	5/24/2024	5/24/2025	10%	–	225,000	–		225,000
AES Capital Management, LLC	5/24/2024	5/24/2025	4%	–	31,500	–		31,500
Total				$702,006	$802,139	$799,564		$704,581
Less debt discount				$(113,754)				$(286,361)
Convertible notes payable, net				$588,252				$418,220

_______________

(1)	This note was repaid in cash.
(2)	Note was purchased by and assigned to AES Capital Management, LLC. $110,000 of the note was forgiven.
(3)	Cash payment.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at June 30, 2023	$1,439,329
Increase to derivative due to new issuances	1,084,659
Decrease to derivative due to conversion/repayment	(2,420,331)
Derivative loss due to market adjustment	994,629
Balance at June 30, 2024	$1,098,286

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2024, is as follows:

Inputs	June 30, 2024	Initial Valuation
Stock price	$0.00294	$0.015 – 0.42
Conversion price	$0.0013 – 0.0024	$0.015 – 0.2995
Volatility (annual)	224.79% – 279.77%	265.91% – 381.28%
Risk-free rate	5.1% - 5.33%	0.59% – 5.12%
Dividend rate	–	–
Years to maturity	0.25 – 0.90	0.34 – 1

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

During the three months ended December 31, 2023, Geneva Roth converted 77,790 shares of Series C preferred stock into 136,597,058 shares of common stock. The Company recognized a loss on conversion of $165,520. In addition, the Company purchased the remaining 11,022 shares held by Geneva Roth for $14,329. As of June 30, 2024, there were no shares of the Series C preferred stock outstanding.

Series D Preferred Stock

 On January 5, 2024, the Company filed the Certificate of Designation of Series D Convertible Preferred Stock with the Nevada Secretary of State (“Series D Stock”), pursuant to which 1,000,000 shares of Series D Stock were designated and authorized for issuance.

During the year ended June 30, 2024, the Company received $90,000 for the purchase of 100,000 shares of Series D preferred stock. As of June 30, 2024, 4,000 of those shares have not yet been issued and are disclosed as $10,000 stock to be issued.

During the year ended June 30, 2024, the Company granted 50,964 shares of Series D preferred stock for services. The shares were valued at $0.81, the weighted average price of other Series D shares sold for cash, for total non-cash stock compensation of $41,524.

NOTE 10 – COMMON STOCK

During the year ended June 30, 2023, the Company sold 50,000 shares of common stock for total cash proceeds of $6,250. The funds have not been received as of June 30, 2023.

During the year ended June 30, 2023, Fast Capital converted $115,000 of its note payable along with $7,414 of accrued interest into 9,050,618 shares of common stock.

During the year ended June 30, 2023, the Company issued 5,109,169 shares of common stock for services. The shares were valued at the closing price on the date of grant, for total non-cash expense of $144,041.

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

On January 18, 2024, the Company filed an amendment to its Articles of Incorporation, which increased the authorized common stock of the Company to 950,000,000 shares. These shares will primarily be used for acquisitions and to complete the remaining conversions necessary to pay off the remaining debt.

During the year ended June 30, 2024, Quick Capital LLC converted $74,644 of its note payable along with $8,033 of accrued interest into 71,490,422 shares of common stock.

During the year ended June 30, 2024, AES converted $88,750 of its notes payable along with $2,995 of accrued interest into 56,573,374 shares of common stock.

During the year ended June 30, 2024, RockBay Partners converted $36,837 of its note payable into 54,104,000 shares of common stock.

During the year ended June 30, 2024, Keystone converted $56,200 of a note payable along with $10,293 of accrued interest into 26,046,949 shares of common stock.

During the year ended June 30, 2024, Geneva Roth converted 152,928 shares of Series C preferred stock into 189,968,342 shares of common stock. The Company recognized a loss on conversion of $306,373.

During the year ended June 30, 2024, the Company received $10,000 for the purchase of shares of common stock. As of June 30, 2024, no shares have been issued.

On November 16, 2023, the Company issued a promissory note for $85,000 to a third party. As an additional inducement to the lender for purchasing the Note, the Company will issue 100,000,000 shares of its common stock to the lender. These shares are being valued at the closing stock price on the date of grant with the relative fair value accounted for as a debt discount to be amortized over the term of the loan. As of June 30, 2024, the shares have not yet been issued and $71,495 is disclosed as common stock to be issued (Note 7).

Refer to Note 6 for shares issued to related parties.

NOTE 11 –WARRANTS

Pursuant to the Convertible Promissory Note with Quick Capital, on February 7, 2023, the Company issued warrants to purchase up to 1,211,111 shares of the Company’s common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.05 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $24,092 which has been accounted for in additional paid in capital. On January 30, 2024, the warrants for Quick Capital were increased, per the terms of the anti-dilution clause, by 115,241,870. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.05 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $691,234 which has been accounted for as an expense and in additional paid in capital.

Pursuant to the Convertible Promissory Note with Quick Capital, on April 11, 2024, the Company issued warrants to purchase up to 3,888,888 shares of the Company’s common stock. The Warrants are exercisable for shares of the Company’s common stock at a price of $0.01 per share and expire five years from the date of issuance. Using the fair value calculation, the relative fair value for the warrants was calculated to determine the warrants recorded equity amount of $9,649 which has been accounted for in additional paid in capital.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, June 30, 2022	–	–	–
Issued	1,211,111	$0.05	5.0
Cancelled	–	$–	–
Exercised	–	$–	–
Outstanding, June 30, 2023	1,211,111	$0.05	2.25
Issued	119,130,758	$0.05	5.0
Cancelled	–	$–	–
Exercised	(31,280,855)	$–	–
Outstanding, June 30, 2024	89,061,014	$0.05	4.59	$5,512,547

NOTE 12 – INCOME TAX

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

Net deferred tax assets consist of the following components as of June 30:

	2024	2023
Deferred Tax Assets:
NOL Carryover	$3,907,000	$2,006,500
Less valuation allowance	(3,907,000)	(2,006,500)
Net deferred tax assets	$–	$–

At June 30, 2024, the Company had net operating loss carry forwards of approximately $991,300 that may be offset against future taxable income. No tax benefit has been reported in the June 30, 2024 or 2023 financial statements; any tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 14 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements as of and for the year ended June 30, 2023, are being restated to correct notes payable, convertible debt and the related derivatives.

As of June 30, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$4,391	$–		$4,391
Prepaids and other assets	482,500	–		482,500
Total Current Assets	486,891	–		486,891
Property and equipment	450,000	–		450,000
Mining claims	57,532	–		57,532
Total Assets	$994,423	$–		$994,423
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$110,565	$–		$110,565
Accrued interest	75,681	48,879	(1)	124,560
Due to related parties	55,654	–		55,654
Accrued compensation	346,060	–		346,060
Notes payable	202,051	11,200	(1)	213,251
Convertible notes payable, net of discount of $105,354	396,652	191,600	(1)	588,252
Derivative liability	1,010,145	429,184	(2)	1,439,329
Total current liabilities	2,196,808	680,863		2,877,671

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 25,000,000 authorized, none issued and outstanding	–	–		–
Series A preferred stock, $0.001 par value, 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	–		1,000
Series B preferred stock, $0.001 par value, 1,900,000 authorized, 1,833,000 issued and outstanding	1,883	–		1,883
Series C preferred stock, $0.001 par value, 1,000,000 shares authorized, 163,950 shares issued and outstanding	165	–		165
Common stock, $0.001 par value, 950,000,000 shares authorized, 227,097,537 shares issued and outstanding	227,098	–		227,098
Additional paid-in capital	24,171,513	–		24,171,513
Stock subscription receivable	(56,250)	–		(56,250)
Accumulated deficit	(25,547,794)	(680,863)		(26,228,657)
Total stockholders' deficit	(1,202,385)	(680,863)		(1,883,248)
Total liabilities and stockholders' deficit	$994,423	$–		$994,423

For The Year Ended June 30, 2023
	As Reported	Adjusted		As Restated
Operating Expenses:
General and administrative	$978,792	$–		$978,792
Professional fees	142,863	–		142,863
Consulting	1,168,729	–		1,168,729
Director compensation	3,211,400	–		3,211,400
Officer compensation	3,100,500	–		3,100,500
Total operating expense	8,602,284	–		8,602,284
Loss from Operations	(8,602,284)	–		(8,602,284)
Other expense:
Interest expense	(308,823)	(51,679	)(1)	(360,502)
Change in fair value of derivative	(353,369)	(429,184	)(2)	(782,553)
Loss on conversion of debt	(166,799)	–		(166,799)
Loss on conversion of preferred stock	(1,033,119)	–		(1,033,119)
Other expense	(25,000)	–		(25,000)
Penalty expense related to convertible debt	–	–		(200,000)
Total other expense	(1,887,110)	(680,863)		(2,567,973)

Net loss	$(10,489,394)	(680,863)		$(11,170,257)

Loss per share - basic and diluted	$(0.05)	(0.01)		$(0.06)
Weighted average shares outstanding - basic and diluted	193,155,882	–		193,155,882

(1)	– Adjustments to correct interest related to additional debt balances.

(2)	– Adjustments to correctly account for the derivative

NOTE 15 – SUBSEQUENT EVENTS

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

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Capacity	Date

/s/ Richard Carey	President, Chairman and Director	January 14, 2025
Richard Carey	(Principal Executive Officer)

/s/ Anthony Anish	Chief Financial Officer, Corporate Secretary and Director	January 14, 2025
Anthony Anish	(Principal Financial and Accounting Officer)

/s/ Weverson Correia	Chief Executive Officer and Director	January 14, 2025
Weverson Correia

/s/ Franz Allmayer	Vice President Finance and Director	January 14, 2025
Franz Allmayer

/s/ Themis Glatman	Treasurer and Director	January 14, 2025
Themis Glatman

/s/ Fernando Godina	Vice President and Director	January 14, 2025
Fernando Godina

/s/ Bryan Cappelli	Director	January 14, 2025
Bryan Cappelli

